Form 10QSB
period 2005-12-31
EZ English Online Inc.
filed 2006-04-14
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333 - 131531

EZ ENGLISH ONLINE INC.
(Name of Small Business Issuer in its charter)

Delaware
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

605 – 595 Hornby Street, Vancouver, British Columbia, Canada V6C 1A4
(Address of principal executive offices)

(604) 809 3535
Issuer’s telephone number

________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 13, 2006, the registrant’s outstanding common stock consisted of 5,062,375 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. EZ English Online Inc.’s actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the company assumes no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements.

EZ English Online Inc.
(A Development Stage Company)
December 31, 2005

EZ English Online Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	September 30,
	2005	2005
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	1,295	2,188

Total Assets	1,295	2,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	206	10,118
Accrued liabilities	3,550	8,406
Due to related party (Note 3(a))	25,969	9,270

Total Liabilities	29,725	27,794

Contingencies and Commitments (Note 1)

Subsequent Event (Note 4)

Stockholders’ Deficit

Common Stock
Authorized: 100,000,000 common shares, par value $0.0001
Issued and outstanding: 4,000,000 common shares	400	400

Donated Capital (Note 3(b))	7,500	5,250

Deficit Accumulated During the Development Stage	(36,330)	(31,256)

Total Stockholders’ Deficit	(28,430)	(25,606)

Total Liabilities and Stockholders’ Deficit	1,295	2,188

(The accompanying notes are an integral part of these financial statements)
F–1

EZ English Online Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	From	For the	From
	March 2, 2005	Three Months	March 2, 2005
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31,	to September 30,
	2005	2005	2005
	$	$	$
	(unaudited)	(unaudited)

Revenue	–	–	–

Expenses

Office and general	6,162	24	6,138
Management fees (Note 3(a))	5,000	1,500	3,500
Professional fees	22,668	2,800	19,868
Rent (Note 3(a))	2,500	750	1,750

Total Expenses	36,330	5,074	31,256

Net Loss for the Period	(36,330)	(5,074)	(31,256)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		4,000,000	4,000,000

(The accompanying notes are an integral part of these financial statements)
F–2

EZ English Online Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the	From
	Three Months	March 2, 2005
	Ended	(Date of Inception)
	December 31,	to September 30,
	2005	2005
	$	$
	(unaudited)

Operating Activities

Net loss for the period	(5,074)	(31,256)

Adjustments to reconcile net loss to net cash used in
operating activities:

Donated services and rent	2,250	5,250

Changes in operating assets and liabilities:
Accounts payable	(9,912)	10,118
Accrued liabilities	(4,856)	8,406
Due to related party	–	5,122

Net Cash Flows Used in Operating Activities	(17,592)	(2,360)

Investing Activities	–	–

Financing Activities

Advances from related party	16,699	4,148
Proceeds from issuance of common stock	–	400

Net Cash Flows Provided by Financing Activities	16,699	4,548

Increase (Decrease) in Cash	(893)	2,188

Cash – Beginning of Period	2,188	–

Cash – End of Period	1,295	2,188

Non-cash Investing and Financing Activities

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)
F–3

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Development Stage Company

EZ English Online Corp. (the “Company”) was incorporated in the State of Delaware on March 2, 2005. The Company is based in Vancouver, British Columbia, Canada and its principal business is offering a teacher training course to teach English as a second language that is available over the Internet.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2005, the Company has a working capital deficiency of $28,430 and has accumulated losses of $36,330 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer a minimum of 1,000,000 shares of common stock and a maximum of 2,000,000 shares of common stock at $0.08 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 Registration Statement was declared effective on February 28, 2006.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Comprehensive Loss

	e)	Financial Instruments

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, and due to related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

F–4

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”. Revenue will consist of online sales of English language lessons to customers over the Internet, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the lessons are downloaded by customers with payment received by the Company.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

F–5

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

j)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R,

“Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during the implementation of SFAS 123R.

k)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

a)

The Company is indebted to the President of the Company for $25,969 (December 31, 2006 - $9,270), which is non-interest bearing, unsecured and due on demand. This debt was incurred for the reimbursement of general and administrative costs of $122, the reimbursement of legal costs of $5,000 and cash advances of $20,847.

b)

The President of the Company provided management services and office premises to the Company at no charge. The management services are valued at $500 per month and the office premises are valued at $250 per month. During the three months ended December 31, 2005, donated management services of $1,500 and donated rent of $750 were recorded.

4.	Subsequent Event

In March 2006, the Company received cash proceeds of $34,204 from common stock subscriptions pursuant to its SB-2 Registration Statement. The Company intends to accept these subscriptions once the minimum cash proceeds of $80,000 are raised.

F–6

Item 2. Management’s Discussion and Analysis or Plan of Operation

We are a start-up stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our marketing plan and marketed our website sufficiently to generate customers. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our marketing plan.

To meet our need for cash we are in the process of raising money through a registered public offering. We filed an SB-2 Registration Statement with the U.S. Securities and Exchange Commission to offer a minimum of 1,000,000 shares of common stock and a maximum of 2,000,000 shares of common stock at $0.08 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 Registration Statement was declared effective on February 28, 2006. On April 6, 2006 we raised a total of $84,990 through the issuance of 1,062,375 shares pursuant to the registered offering, which met the minimum requirements for our offering.

We intend to continue to raise money through our registered offering, which will be effective for 180 days from February 28, 2006, and can be extended an additional 90 days by our board of directors. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We currently have enough money to last a year but we have limited funds available to build and grow our business. If we raise the maximum amount of our offering, which will result in additional proceeds to us of $75,010, we believe the money will last a year and also provide funds for growth strategy. We already have raised sufficient funds to ensure that we will meet all of our expenses over the next year. If we raise the maximum amount of our offering and we need more money we will have to revert to obtaining additional money through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

We believe we can satisfy our cash requirements during the next 12 months. We do not intend to conduct any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Currently we do not have any employees.

Upon completion of our public offering, our specific goal is to complete our marketing strategy and to begin marketing to attract potential customers to our website. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe this could take up to 270 days from the date the Commission declared our offering effective. We intend to concentrate all of our efforts on raising as much capital as we can during this period. If we have not raised the maximum amount of capital during the first 180 days of our offering, our management may decide to extend our offering by 90 days.

2. If we are successful in raising the maximum amount of our offering ($130,000 net after anticipated offering expenses), we intend to get new offices and hire a general administrative assistant. We expect the cost of a new office will be approximately $1,000 per month rent, plus $300 per month for utilities such as telephone, fax and internet. If we do not raise the maximum, or close to the maximum, we will continue to use office space donated by our President at no cost. If we only raise the minimum amount, our President will perform most of the administrative tasks required to operate our business. If we raise the full amount and hire an administrative assistant, we expect it will cost us approximately $1,000 per month.

After completing our offering, we will immediately complete the development of our marketing plan to drive traffic and customers to our website. We expect the initial phase of our marketing plan to cost between $20,000 and $25,000. Our initial marketing plan involves hiring a marketing expert as an independent part time contractor to prepare a detailed marketing plan and to assist us in developing marketing relationships.

3. Although we have not yet fully developed our marketing plan, we anticipate that it will involve a combination of search engine optimization, reciprocal marketing relationships, email distributions and possibly mail outs. We have hired a marketing consultant to work on a part time basis. We will begin to market our website in North America through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We intend to target North Americans who want to make money while traveling abroad. We may use inbound links that connect directly to our website from other sites. Potential customers would be able to click on these links to become connected to our website from search engines or other websites. We believe that it will cost a minimum of $20,000 for our marketing campaign (including costs of our marketing consultant). If we raise the maximum amount of proceeds from the offering, we will devote an additional $5,000 to our marketing program. Marketing is an ongoing matter which will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days of initiating it.

4. We expect that pursuant to the marketing consulting, any reciprocal deals we enter into with other websites or companies, and pursuant to search engine optimization services, we will need to make changes to our website. We have budgeted $5,000 to $10,000 for such changes.

5. If we are successful in generating revenues from our www.ezenglishonline.com website, we intend to develop an affiliated website for English as a Second Language (ESL) students to drive traffic to our www.ezenglishonline.com website. We anticipate the cost of building this website will be between $5,000 and $15,000 and we plan on beginning development of this website within 12 months if we have generated revenues, or otherwise raised additional capital. We do not intend to use the proceeds of our offering towards developing this second website and we will therefore have to rely on revenues or additional financing to realize this part of our business plan.

We currently have available for sale ESL teaching courses on our website and our website is functional with respect to the sale of those teaching courses. As our customer base increases we will up-grade the data base. These upgrades will be ongoing during the life of our operations.

We believe we will begin generating revenues within six months of completing our offering.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to sell ESL teaching courses. We are seeking equity financing to provide for the capital required to market our services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on March 2, 2005 to December 31, 2005

During the period from our inception to December 31, 2005, we hired consultants in the areas of bookkeeping, accounting, legal services and web design. Our loss since inception is $36,330 of which $22,668 is for professional fees; $6,162 is for office and general costs; $2,500 for donated rent; and, $5,000 in donated management fees contributed by our President for the development of the business.

Prior to our inception in March, 2005, our President had already been active in interviewing people who had taken the Teaching English as a Second Language (TESL) course and students to determine the strengths and weaknesses of various courses. She talked to Canadians while she was in Canada and also consulted with residents of other countries while she was abroad. After our inception in March 2005, our President continued to interview people who might be interested in taking a TESL course, including immigrants to Canada from Europe. We used this information to assist us in designing course material that would combine the solid foundation of traditional TESL course material with the convenience and flexibility of the internet for students. We designed the course so that it would be suitable for different levels of students (wanting to teach English as a foreign language), including beginners. By June 2005 we had completed design of our course material.

In March 2005, we reserved the domain name www.ezenglishonline.com and entered into an agreement with Netnation Communications Inc. to host our website. In April 2005, we retained Crack Marketing to develop our website and by December 2005 the construction of our website and our course material was complete.

Since inception, we sold have sold:

  4,000,000 shares of common stock to our President for $400; and
  1,062,375 shares to approximately 48 investors at a price of $0.08 pursuant to our registered offering, for gross proceeds of $84,990.

Liquidity and Capital Resources

As of December 31, 2005, our total current assets were $1,295, all in cash, and our total liabilities were $29,725 for a total working capital deficit of $28,430. Andrea Molnar, our President, is owed $25,969 for cash advances and expenses paid for on our behalf. The loan is non interest bearing, unsecured and due on demand. We expect to incur substantial losses over the next two years.

We have recently hired a part time VP, Marketing who will be responsible for developing a marketing plan for us, and carrying out marketing activities to promote our website. We plan to continue to engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions. Also, we expect to hire one person to provide customer service once the level of customers is sufficient. Until this level is reached, our President will handle customer service herself. As our course is fully automated, including grading, we do not anticipate our customer service needs will be significant for the next few years.

We may hire an additional marketing consultant in Europe, in about six months to a year, to provide marketing services in overseas markets. We intend to hire an administrative assistant if the maximum amount of our offering is raised.

Known Material Trends and Uncertainties

As of December 31, 2005, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

We are not aware of any pending or threatened legal proceedings which involve us.

Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of Our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO & CFO

32.1	Section 906 Certification of CEO & CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2006		EZ ENGLISH ONLINE INC.
(Registrant)

	By:	/s/ Andrea Molnar
Andrea Molnar, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer