Form 10QSB
period 2006-03-31
EZ English Online Inc.
filed 2006-05-12
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to _________

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [               ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2006, the registrant’s outstanding common stock consisted of 5,061,925 shares.

Transitional Small Business Disclosure Format (Check one): YES [               ]  NO [ X ]

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

Item 1. Financial Statements.

EZ English Online Inc.
(A Development Stage Company)
March 31, 2006
(unaudited interim financial statements)

EZ English Online Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited interim financial statements)

	March 31,	September 30,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	75,085	2,188
Total Assets	75,085	2,188

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	206	10,118
Accrued liabilities	9,650	8,406
Due to related party (Note 3(a))	29,569	9,270
Total Liabilities	39,425	27,794
Contingencies and Commitments (Note 1)
Subsequent Event (Note 5)

Stockholders’ Equity (Deficit)
Common Stock
Authorized: 100,000,000 common shares, par value $0.0001
Issued and outstanding: 4,000,000 common shares	400	400
Common Stock Subscribed (Note 4)	74,074	–
Donated Capital (Note 3(b))	9,750	5,250
Deficit Accumulated During the Development Stage	(48,564)	(31,256)
Total Stockholders’ Equity (Deficit)	35,660	(25,606)
Total Liabilities and Stockholders’ Equity (Deficit)	75,085	2,188

(The accompanying notes are an integral part of these financial statements)

EZ English Online Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited interim financial statements)

	Accumulated From	For the	For the	From
	March 2, 2005	Three Months	Six Months	March 2, 2005
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to March 31,	March 31,	March 31,	to September 30,
	2006	2006	2006	2005
	$	$	$	$

Revenue	–	–	–	–

Expenses

Office and general	7,496	1,334	1,358	6,138
Management fees (Note 3(b))	6,500	1,500	3,000	3,500
Professional fees	31,318	8,650	11,450	19,868
Rent (Note 3(b))	3,250	750	1,500	1,750

Total Expenses	48,564	12,234	17,308	31,256

Net Loss for the Period	(48,564)	(12,234)	(17,308)	(31,256)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)

Weighted Average Shares Outstanding		4,000,000	4,000,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

EZ English Online Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited interim financial statements)

	For the	From
	Six Months	March 2, 2005
	Ended	(Date of Inception)
	March 31,	to September 30,
	2006	2005
	$	$
Operating Activities
Net loss for the period	(17,308)	(31,256)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services and rent	4,500	5,250
Changes in operating assets and liabilities:
Accounts payable	(9,912)	10,118
Accrued liabilities	1,244	8,406
Due to related party	–	5,122
Net Cash Flows Used in Operating Activities	(21,476)	(2,360)
Investing Activities	–	–
Financing Activities
Advances from related party	20,299	4,148
Proceeds from stock subscriptions received	74,074	–
Proceeds from issuance of common stock	–	400
Net Cash Flows Provided by Financing Activities	94,373	4,548
Increase in Cash	72,897	2,188
Cash – Beginning of Period	2,188	–
Cash – End of Period	75,085	2,188
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited interim financial statements)

1.	Development Stage Company

EZ English Online Corp. (the “Company”) was incorporated in the State of Delaware on March 2, 2005. The Company is based in Vancouver, British Columbia, Canada and its principal business is offering a teacher training course to teach English as a second language that is available over the Internet.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2006, the Company has working capital of $35,660 and has accumulated losses of $48,564 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer a minimum of 1,000,000 shares of common stock and a maximum of 2,000,000 shares of common stock at $0.08 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 Registration Statement was declared effective on February 28, 2006. See Notes 4 and 5 for subscriptions received.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Financial Instruments

The fair values of financial instruments which include cash, accounts payable, accrued liabilities, and due to related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited interim financial statements)

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

In February 2006 and March 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, respectively, but they will not have a material effect in the Company’s results of operations or financial position.

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
(unaudited interim financial statements)

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

a)

The Company is indebted to the President of the Company for $29,569 (September 30, 2005 - $9,270), which is non- interest bearing, unsecured and due on demand. This debt was incurred for the reimbursement of general and administrative costs of $122, the reimbursement of legal costs of $5,000 and cash advances of $24,447.

b)

The President of the Company provided management services and office premises to the Company at no charge. The management services are valued at $500 per month and the office premises are valued at $250 per month. During the six months ended March 31, 2006, donated management services of $3,000 and donated rent of $1,500 were recorded.

4.	Common Stock

In March 2006, the Company received cash proceeds of $74,074 from common stock subscriptions for 925,925 shares of common stock at $0.08 per share pursuant to its SB-2 Registration Statement. The shares were issued on April 8, 2006.

5.	Subsequent Event

In April 2006, the Company received cash proceeds of $10,880 from common stock subscriptions for 136,000 shares of common stock at $0.08 per share pursuant to its SB-2 Registration Statement. The shares were issued on April 8, 2006.

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

To meet our need for cash we are in the process of raising money through a registered public offering. We filed an SB-2 Registration Statement with the U.S. Securities and Exchange Commission to offer a minimum of 1,000,000 shares of common stock and a maximum of 2,000,000 shares of common stock at $0.08 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 Registration Statement was declared effective on February 28, 2006. As of May 9, 2006, we have raised a total of $84,954 through the issuance of 1,061,925 shares pursuant to the registered offering, which met the minimum requirements for our offering. From February 28, 2006 to March 31, 2006, we did not incur any expenses related to the offering. No underwriters participated in the offering.

We intend to continue to raise money through our registered offering, which will be effective for 180 days from February 28, 2006, and can be extended an additional 90 days by our board of directors. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We currently have enough money to last a year but we have limited funds available to build and grow our business. If we raise the maximum amount of our offering, which will result in additional proceeds to us of $75,046, we believe the money will last a year and also provide funds for growth strategy. We already have raised sufficient funds to ensure that we will meet all of our expenses over the next year. If we raise the maximum amount of our offering and we need more money we will have to revert to obtaining additional money through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans.

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

2. If we are successful in raising the maximum amount of our offering (a further $75,046), we intend to get new offices and hire a general administrative assistant. We expect the cost of a new office will be approximately $1,000 per month rent, plus $300 per month for utilities such as telephone, fax and internet. If we do not raise the maximum, or close to the maximum, we will continue to use office space donated by our President at no cost. If we only raise the minimum amount, our President will perform most of the administrative tasks required to operate our business. If we raise the full amount and hire an administrative assistant, we expect it will cost us approximately $1,000 per month.

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

Results of Operations

During the period from our inception on March 2, 2005 to March 31, 2006, we hired consultants in the areas of bookkeeping, accounting, legal services and web design. Our loss since inception is $48,564 of which $31,318 is for professional fees; $7,496 is for office and general costs; $3,250 for donated rent; and, $6,500 in donated management fees contributed by our President for the development of the business.

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

Since inception, we sold have sold:

  4,000,000 shares of common stock to our President for $400; and
  1,061,925 shares to approximately 48 investors at a price of $0.08 per share pursuant to our registered offering, for gross proceeds of $84,954.

Liquidity and Capital Resources

As of March 31, 2006, our total current assets were $75,085, all in cash, and our total liabilities were $39, 425. Andrea Molnar, our President, is owed $29,569 for cash advances and expenses paid for on our behalf. The loan is non interest bearing, unsecured and due on demand. We expect to incur substantial losses over the next two years.

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

Known Material Trends and Uncertainties

As of March 31, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Date: May 11, 2006	EZ ENGLISH ONLINE INC.
(Registrant)

	By:	/s/ Andrea Molnar
Andrea Molnar, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer