Form 10QSB
period 2006-06-30
EZ English Online Inc.
filed 2006-08-14
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333 - 131531

EZ ENGLISH ONLINE INC.
(Name of Small Business Issuer in its charter)

Delaware	____________________
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2006, the registrant’s outstanding common stock consisted of 5,061,925 shares.

Transitional Small Business Disclosure Format (Check one): YES [           ] NO [ x ]

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

When we refer to EZ English, we, our or us, we are referring to EZ English Online Inc.

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the company assumes no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements.

EZ English Online Inc.
(A Development Stage Company)
June 30, 2006
(unaudited)

EZ English Online Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	June 30,	September 30,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	34,886	2,188
Total Assets	34,886	2,188

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,865	10,118
Accrued liabilities	284	8,406
Due to related party (Note 3(a))	719	9,270
Total Liabilities	2,868	27,794

Contingencies and Commitments (Note 1)
Subsequent Event (Note 5)

Stockholders’ Equity (Deficit)

Common Stock
Authorized: 100,000,000 common shares, par value $0.0001
Issued and outstanding: 5,061,925 common shares
(September 30, 2005 – 4,000,000 common shares)	506	400

Additional Paid-in Capital	84,848	–
Donated Capital (Note 3(b))	12,000	5,250
Deficit Accumulated During the Development Stage	(65,336)	(31,256)
Total Stockholders’ Equity (Deficit)	32,018	(25,606)
Total Liabilities and Stockholders’ Equity (Deficit)	34,886	2,188

(The accompanying notes are an integral part of these financial statements)
F–1

EZ English Online Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars) (unaudited)

	Accumulated From	For the	For the	For the	From
	March 2, 2005	Three Months	Three Months	Nine Months	March 2, 2005
	(Date of Inception)	Ended	Ended	Ended	(Date of Inception)
	to June 30,	June 30,	June 30,	June 30,	to June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Office and general	16,085	8,589	6	9,947	6
Management fees (Note 3(b))	8,000	1,500	2,000	4,500	2,000
Professional fees	36,801	5,483	15,118	16,933	15,118
Rent (Note 3(b))	4,450	1,200	1,000	2,700	1,000

Total Expenses	65,336	16,772	18,124	34,080	18,124

Net Loss for the Period	(65,336)	(16,772)	(18,124)	(34,080)	(18,124)

Net Loss Per Share – Basic and
Diluted		–	–	(0.01)	–

Weighted Average Shares
Outstanding		4,969,000	4,000,000	4,323,000	3,967,000

(The accompanying notes are an integral part of these financial statements)
F–2

EZ English Online Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	From
	Nine Months	March 2, 2005
	Ended	(Date of Inception)
	June 30,	to June 30,
	2006	2005
	$	$
Operating Activities
Net loss for the period	(34,080)	(18,124)
Adjustment to reconcile net loss to net cash used in
operating activities:

Donated services and rent	6,750	3,000
Changes in operating assets and liabilities:
Accounts payable	(8,253)	10,118
Accrued liabilities	(8,122)	–
Due to related party	–	5,000
Net Cash Flows Used in Operating Activities	(43,705)	(6)
Investing Activities	–	–

Financing Activities
Advances from related party	(8,551)	–
Proceeds from issuance of common stock	84,954	400
Net Cash Flows Provided by Financing Activities	76,403	400
Increase in Cash	32,698	394
Cash – Beginning of Period	2,188	–
Cash – End of Period	34,886	394

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)
F–3

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Development Stage Company

EZ English Online Corp. (the “Company”) was incorporated in the State of Delaware on March 2, 2005. The Company is based in Vancouver, British Columbia, Canada and its principal business is offering a teacher training course to teach English as a second language that is available over the Internet.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2006, the Company has working capital of $32,018 and has accumulated losses of $65,336 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer a minimum of 1,000,000 shares of common stock and a maximum of 2,000,000 shares of common stock at $0.08 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 Registration Statement was declared effective on February 28, 2006. See Note 4.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Financial Instruments

The fair values of financial instruments which include cash, accounts payable, accrued liabilities, and due to related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

F–4

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

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
(unaudited)

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

3.	Related Party Transactions

	a)	The Company is indebted to the President of the Company for $719 (September 30, 2005 - $9,270), which is non- interest bearing, unsecured and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. The management services are valued at $500 per month and the office premises are valued at $250 per month. During the nine months ended June 30, 2006, donated management services of $4,500 (2005 - $2,000) and donated rent of $2,250 (2005 - $1,000) were recorded. In addition, on April 1, 2006, the Company began to lease office space on a month to month basis at $150 per month.

4.	Common Stock

On April 8, 2006, the Company issued 1,061,925 shares of common stock pursuant to its SB-2 Registration Statement at $0.08 per share for cash proceeds of $84,954.

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

Development of our Business

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

In March 2005, we reserved the domain name www.ezenglishonline.com and entered into an agreement with Netnation Communications Inc. to host our website. In April 2005, we retained Crack Marketing.com to develop our website and by December 2005 the construction of our website and our course material was complete.

On April 1, 2006, we began to sublet shared office space at Suite 605 - 595 Hornby Street, Vancouver, BC for $150.00 per month. The rent is on a month-to-month basis and includes internet and fax reception but not telephone service. Our President pays the monthly rent from her own personal funds, and this amount is recorded as a shareholder loan. In addition, we still use the donated office space at our President’s home. This office is primarily used for marketing activities and storage of marketing materials.

Also, on April 1, 2006 we engaged the services of Kristoffer Koonar, an experienced web-marketer and the owner of Crack Marketing.com. We pay him $500.00 per month for marketing services. In addition, on March 28, 2006.we appointed Mr. Koonar a director of EZ English. In May and June 2006, Mr. Koonar devised and successfully implemented a plan to increase traffic to our website. As a result of his plan, hits to our website, www.ezenglishonline.com, increased during May and June. In May we received 222 hits to our website and in June this increased to 294. This represents an increase in traffic of over 32% over one month.

In June of 2006, we prepared and submitted a 15c211 application to Spartan Securities Group Ltd., an NASD-registered, broker-dealer. Spartan then submitted the materials to the NASD on our behalf. We received our trading symbol and our common stock began trading on the Over-the Counter Bulleting Board on July 3, 2006 under the trading symbol “EZEO”.

Also in June 2006, our President went to Hungary in order to research the market for English teachers in Budapest and the rest of Hungary. She learned that there is a high demand for English teachers in Hungary and hopes that we will be able to train suitable persons to teach English there.

In July 2006 we reserved the domain name www.TESLbudapest.com. We have decided to use this site to post job openings in Hungary and other parts of Europe. We will not charge a fee to post job openings. The site will have a link to www.ezenglishonline.com and we hope that this will increase the number of students who will take our course.

Also in July 2006, we hired Amped Consulting to design and build the www.TESLbudapest.com website. We are required to pay them a retainer of $4,000 (which we have not paid yet), $2,000 on September 1, 2006 and another $2,000 on October 1, 2006. This website should be up and running by October 2006.

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

We plan to continue marketing to attract potential customers to our website. We intend to accomplish this through the following milestones:

1. We plan to market our website through a combination of search engine optimization, reciprocal marketing relationships, email distributions and possibly mail outs. We have hired a marketing consultant to work on a part time basis. We will begin to market our website in North America through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We intend to target North Americans who want to make money while traveling abroad. We may use inbound links that connect directly to our website from other sites. Potential customers would be able to click on these links to become connected to our website from search engines or other websites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter which will continue during the life of our operations.

2. We expect that pursuant to any reciprocal deals we enter into with other websites or companies and pursuant to search engine optimization services, we will need to make changes to our website. We have budgeted $5,000 to $10,000 for such changes.

3. We also intend to increase advertising activities. We will focus our attention in the Vancouver and Hungary markets and will be actively promoting our new website www.TESLbudapest.com. We also intend to examine new ways to achieve sales and revenue. We plan to do this by seeking the expertise of and hiring outside management and directors.

Our ESL teaching courses are for sale on our website, however, we have not yet sold any courses. In order to increase sales, we intend to drop the price for our online course to $99.00, in conjunction with increased marketing efforts.

As we are increasing our marketing efforts, we expect our customer base to increase. As our customer base increases we will up-grade the data base. These upgrades will be on We have recently hired a part time VP, Marketing who will be responsible for developing a marketing plan for us, and carrying out marketing activities to promote our website. We plan to continue to engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions. Also, we expect to hire one person to provide customer service once the level of customers is sufficient. Until this level is reached, our President will handle customer service herself. As our course is fully automated, including grading, we do not anticipate our customer service needs will be significant for the next few years.

We may hire an additional marketing consultant in Europe, in about six months to a year, to provide marketing services in overseas markets. We intend to hire an administrative assistant if the maximum amount of our offering is raised.

We believe we will begin generating revenues within the next six months.

Liquidity and Capital Resources

As of June 30, 2006, our total current assets were $34,886, all cash, and our total liabilities were $2,868. As of June 30, 2006 we had a working capital surplus of $32,018. This compares favorably to our cash position at September 30, 2005, at which time we had $2,188 in cash and $27,794 in liabilities, and a working capital deficit of $(25,606).

As of June 30, 2006, Andrea Molnar, our President, was owed $719 for cash advances and expenses paid for on our behalf. The loan is non interest bearing, unsecured and due on demand. We expect to incur substantial losses over the next two years.

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

Results of Operations

During the three months ended June 30, 2006, we incurred expenses of $16,772, compared to expenses of $18,124 for the same period in 2005. For the nine months ended June 30, 2006, we incurred expenses of $34,080, including $9,947 for office and general expenses, $4,500 for management fees, $16,993 for professional fees and $2,700 in rent expense. Our general expenses included telephone expenses, travel and office supplies. During the period from our inception on March 2, 2005 to June 30, 2006, we hired consultants in the areas of bookkeeping, accounting, legal services and web design. Our loss from inception on March 2, 2005 to June 30, 2006 was $65,336, mainly attributable to our expenses, of which $36,801 was for professional fees; $16,085 was for office and general costs; $4,450 was for rent expense; and $8,000 was for donated management fees contributed by our President for the development of the business.

Known Material Trends and Uncertainties

As of June 30, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We recently raised $84,954 through the issuance of 1,061,925 shares sold pursuant to a Registration Statement on Form SB-2 which became effective on February 28, 2006. Of these proceeds, we have spent the following amounts during the last three months: $8,589 for office and general expenses and $36,801 in professional fees. During that time period, we also recorded expenses of $1,500 for management fees that were donated by our President and $4,450 for rent that was donated by our President. We currently have cash in the amount of $34,886.

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

Date: August 14 , 2006	EZ ENGLISH ONLINE INC.
(Registrant)

	By:	/s/ Andrea Molnar
Andrea Molnar, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer