Form 10KSB
period 2006-09-30
EZ English Online Inc.
filed 2006-12-06
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 333 - 131531

EZ ENGLISH ONLINE INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or
organization)	(I.R.S. Employer Identification No.)

605 – 595 Hornby Street,
Vancouver
British Columbia	V6C 1A4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604 – 809 3535

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act)   [   ] Yes  [X] No

The issuer's revenues for the year ended September 30, 2006 are 0.

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 29, 2006 (computed by reference to the price of the most recent sales from the Issuer:
$84,954

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The registrant has 5,061,925 common shares, $0.0001 par value, outstanding as of November 29, 2006.

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "EZ English" mean EZ English Online Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Item 1.      Description of Business

Corporate History

We were incorporated on March 2, 2005 under the laws of the State of Delaware. Our principal offices are located at 605 – 595 Hornby Street, Vancouver, British Columbia, V6C 1A4, and our telephone number is (604) 809 3535.

EZ English is a start-up stage corporation with limited operations and no revenues from our business operations. For the year ended September 30, 2006, we had no revenues, a net loss of $59,553 and had an accumulated deficit of $90,809 as of September 30, 2006. Our website is www.ezenglishonline.com.

On July 3, 2006, our common stock was approved for quotation on the OTC Bulletin Board and the Pink Sheets under the trading symbol “EZEO”.

Business Development

Prior to our inception on March 4, 2005, our President Andrea Molnar had been active in interviewing people who had taken a teaching English as a second language (TESL) course and students to determine the strengths and weaknesses of various courses. She talked to Canadians while she was in Canada and also consulted with residents of other countries while she was abroad. After our inception, our President continued to interview people who might be interested in taking a TESL course, including immigrants to Canada from Europe. We used this information to assist us in designing course material that would combine the solid foundation of traditional TESL course material with the convenience and flexibility of the internet for students. We designed the course so that it would be suitable for different levels of students (that wanted to teach English as a foreign language), including beginners. By June 2005 we had completed the initial design of our course material.

In March 2005, we reserved the domain name www.ezenglishonline.com and entered into an agreement with Netnation Communications Inc. to host our website. In April 2005, we retained Crack Marketing.com to develop our website and by December 2005 the construction of our website and our course material was complete. On March 28, 2006, we appointed Kris Kooner, an experienced web-marketer and the owner of Crack Marketing.com, as Vice President Marketing for us. We pay him $500.00 per month for marketing services. In May and June 2006, Mr. Kooner devised and implemented a plan to increase traffic to our website. As a result of his plan, hits to our website, www.ezenglishonline.com, increased during May and June. The number of hits fluctuates each month, but in recent months the amount of internet traffic has slowed down. To increase traffic to our website, in September 2006 we published an article about TESOL and our website and distributed it to a network of Ezing publishers. We also added RSS Feeds for English language news to the bottom of our website in September 2006 which improves our search engine position.

In June 2006, our President went to Hungary in order to research the market for English teachers in Budapest and the rest of Hungary. She learned that there is a high demand for English teachers in Hungary and hopes that we will be able to train suitable persons to teach English there. Subsequent to this, in summer 2006 we reserved the domain name www.TESLbudapest.com. We decided to use this site to post job openings in Hungary and other parts of Europe. We will not charge a fee to post job openings. The site will have a link to www.ezenglishonline.com and we hope that this will increase the number of students who will take our course.

In July 2006, we hired Amped Consulting to design and build the www.TESLbudapest.com website for a fee of $4,000. This website is not yet completed but we expect it to be running within one month.

Since inception, we have sold:
•            4,000,000 shares of common stock to our President for $400; and
•           1,061,925 shares to approximately 40 investors at a price of $0.08 per share pursuant to a registered offering on Form SB-2, for gross proceeds of $84,954.

Products and Services and Distribution Methods

Our core product and service is a complete online TESOL certification course. The success of our business is dependent at this stage on the successful marketing of our websites and this is why, on March 28, 2006, we appointed Kris Kooner as Vice President Marketing. We plan to market our www.ezenglishonline.com website through a combination of search engine optimization, reciprocal marketing relationships, email distributions and possibly mail distributions. We are also contemplating marketing this website in North America through traditional sources such as magazines, newspaper advertising, telephone directories and flyers/mailers. We intend to target North Americans who want to make money while traveling abroad. We may use inbound links that connect directly to our website from other sites. Potential customers would be able to click on these links to become connected to our website from search engines or other websites.

We are also focusing on developing our new website www.TESLbudapest.com and intend to seek the expertise of, and hiring of, outside management and directors in this regard. We plan to continue to engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions. Also, we expect to hire one person to provide customer service in 2008. Before 2008, our President will handle customer service herself. As our course is fully automated, including grading, we do not anticipate our customer service needs will be significant for the next few years.

We are constantly examining new ways to achieve sales and revenue in both the Vancouver and Hungary markets and may also hire an additional marketing consultant in Europe, to provide marketing services in additional overseas markets.

Marketing is an ongoing matter which will continue during the life of our operations.

New Products and Services

We have no publicly announced new products or services, nor do we expect to have any in the next 3 – 6 months, as we are concentrating our efforts on developing the existing products and services. If we are unable to see any sales in this or the next quarter, we will consider significantly changing our business plan.

Competition

There is a lot of competition in our industry, because there is nothing stopping anyone offering a teaching program like ours. Furthermore, our current business plan provides for an online platform only. We do not intend to hold any seminars at all, whereas, some of our competitors do offer seminars. A few of our main competitors are as follows: http://www.oxfordseminars.com; http://www.teflcorp.com (this offers an online certification courses ranging in price from $150.00 USD to $ 295.00 USD); http://www.teflintl.com/ (this offers an online certification courses ranging in price for $ 375.00 USD, including job placement help and tutoring); http://www.tesol-academy.com/ (this offers a course for $79.99 requiring independent purchase of texts).

Internet industries are constantly undergoing substantial changes, which have resulted in increased consolidation. Many companies in these industries have been going out of business or are being acquired by competitors. As a result we may be competing with larger competitors that have substantially greater resources than we do, both in terms of expertise and funding. Some of our competitors may be able to offer goods and services at a lower price than we can. We expect this consolidation and strategic partnering to continue.

Intellectual Property

We own the copyright in the websites www.ezenglishonline.com and www.TESLbudapest.com. We also own the copyright in our logo EZ English Online.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children's privacy, copyrights and taxation, we are subject to rules and regulations around the world which affect the business of the Internet. Also, because we carry on business in Canada, we are subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law that are relevant to our business:

     Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, COPPA was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology. The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and will likely dissuade some of our customers. While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, regulation on what websites contain, and sales and use tax. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Moreover, we will post a privacy policy pertaining to all users and visitors to our web site. By doing so, we will subject ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

     Laws Governing Sending of Unsolicited Commercial E-mail. We typically intend to provide our customers and other visitors to our Web sites with an opportunity to “opt-in,” or agree to receive e-mailings from us. In 2003, the federal government implemented the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.” In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

     Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We conduct e-commerce on our web site. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

     Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003 and has not been re-enacted. At least some state legislatures that will convene during early 2004 have indicated that they will move to expand their sales taxes to cover Internet commerce, if the ITFA is not reinstated. Imposing state sales taxes on Internet-based commerce would adversely affect our business.

     Intellectual Property. Copyrighted material that we develop, as well as our service marks and domain names, and other proprietary rights are important to our business prospects. We seek to protect our common-law trademarks through federal registration, but these actions may be inadequate. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As at November 29, 2006 we had no full time employees.

Reports to Securities Holders.

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.      Description of Property.

On April 1, 2006, we began to sublet shared office space at Suite 605 - 595 Hornby Street, Vancouver, British Columbia for $150 per month. The rent is on a month-to-month basis and includes internet and fax reception but not telephone service.

Item 3.      Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.      Submissions of Matters to a Vote of Security Holders.

We had no submissions of matters to a vote of security holders during the last quarter of our fiscal year.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "EZEO", but as of November 29, 2006 there had not yet been a trade of our common stock.

Island Stock Transfer, Inc., 100 Second Avenue South, Suite 300N, St. Petersburg, FL 33701, Tel: 727-289-0010 is the transfer agent for our shares of common stock.

As of November 29, 2006, we had 5,061,925 shares of common stock outstanding and 41 stockholders of record.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There has been no sale of unregistered shares in this fiscal year. We filed a Registration Statement on Form SB-2 which became effective on February 28, 2006 and all of our sales of securities for the year ended September 30, 2006 were pursuant to the Registration Statement.

No approval has been given for any compensation plan or individual compensation arrangement under which equity securities of the Company are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services.

Item 6.      Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Plan of Operation

We are a development stage company and our efforts have been principally devoted to developing a website through which we offer a complete online TESOL certification course.

We anticipate that our business will incur significant operating losses in the next two years. At this time, we believe that our success depends on our ability to advertise and market ourselves effectively, both in North America and overseas, and offer a competitive service and product.

The number of hits to our websites has been adequate, but we have not yet achieved any sales. We will need to invest significantly more capital in our website and also hire further personnel with expertise in the marketing industry in order to become profitable. If the outlook for us does not improve over the next quarter, we will have to change our business plan. We may have to consider a merger or acquisition of another business or may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Alternatively, we may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. For this reason, the discussion of the proposed business is purposefully general and is not meant to be restrictive.

If operations and cash flow improve through our increased marketing efforts, management believes that we can continue to operate under our existing business plan. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

Results of Operations for the Year ended September 30, 2006, Compared to the Year ended September 30, 2005

We have accumulated a net loss of $90,809 since March 2, 2005 (date of inception) to September 30, 2006. As of September 30, 2006 we had a working capital surplus of $7,295. These financial conditions give rise to substantial doubt about our ability to continue as a going concern.

For the year ended September 30, 2006, we incurred a net loss of $59,553, compared to $31,256 from March 2, 2005 (date of inception) to September 30, 2005. For the year ended September 30, 2006, our net loss per share was $0.01, which was the same for the period from March 2, 2005 (date of inception) to September 30, 2005.

Lack of Revenues

Since March 2, 2005 (date of inception) to September 30, 2006, we have not yet generated any revenues. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report dated November 14, 2006 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Our total expenses were $59,553 for the year ended September 30, 2006, including $23,164 in professional fees, $6,000 in management fees, and $30,389 in general and administrative fees. Our total expenses from March 2, 2005 (date of inception) to September 30, 2005 were $31,256, including $19,868 in professional fees, $3,500 in management fees, and $7,888 in general and administrative fees. Since March 2, 2005 (date of inception) to September 30, 2006, our total expenses were $90,809.

Our general and administrative expenses consist of website development, marketing and promotion, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs. Our general and administrative expenses had an increase of $22,501 to $30,389 for the year ended September 30, 2006 from $7,888 from March 2, 2005 (date of inception) to September 30, 2005. Since March 2, 2005 (date of inception) to September 30, 2006, our general and administrative fees were $38,277. Our President donated the office to us for free until April 1, 2006. Of $2,400 in the rent expenses for the year ended September 30, 2006, $1,500 was donated by our President at a value of $250 per month and $900 was paid by us at a value of $150 per month. The rent of $1,750 was donated and recorded from March 2, 2005 (date of inception) to September 30, 2005.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees had an increase of $3,296 to $23,164 for the year ended September 30, 2006 from $19,868 from March 2, 2005 (date of inception) to September 30, 2005. Since March 2, 2005 (date of inception) to September 30, 2006, our professional fees were $43,032.

Our management fees of $6,000 for the year ended September 30, 2006 were recorded for services donated by our President, compared to $3,500 donated from March 2, 2005 (date of inception) to September 30, 2005. Our President donated 10 – 15 hours per month to us and her management services were recorded at a value of $500 per month. From March 30, 2005 (date of inception) to August 31, 2006, our management expenses were recorded as $9,500.

Liquidity and Capital Resources

We do not expect to generate any revenues over the next six months. As of September 30, 2006, our total current assets were $12,849, compared to $2,188 as at September 30, 2005. Our total current liabilities were $5,554, compared to $27,794 as at September 30, 2005. We expect to incur substantial losses over the next two years.

As of September 30, 2006, we had a working capital surplus of $7,295, compared to a working capital deficit of $25,606 as at September 30, 2005. Our accumulated deficit was $90,809 as at September 30, 2006. Our net loss of $90,809 from March 2, 2005 (inception) to September 30, 2006 was mostly funded by our equity financing. Since March 2, 2005 (inception) to September 30, 2006, we raised $85,354 in equity financing. The increase in cash for the year ended September 30, 2006 was $8,661, compared to $2,188 as at September 30, 2006. The increase was mainly due to our equity financing activities, which were partially offset by cash used for operations.

We used net cash of $67,293 in operations for the year ended September 30, 2006, compared to $2,360 from March 2, 2005 (date of inception) to September 30, 2005. During the year ended September 30, 2006 our monthly cash requirement was approximately $5,608. At the year end as at September 30, 2006, we had cash of $10,849, which we anticipate will cover our costs for approximately 2 months according to our current monthly burn rate. We plan to raise capital through private placements, join ventures, loans or possibly a direct offering to carry out our business plan. However, there is no assurance that we can receive enough capital to meet our cash requirements. If we fail to raise sufficient capital, we may cease our operations.

We have been focusing our efforts on marketing our websites and the decision whether or not to employ further expertise in this area could affect our operating results over the next several fiscal periods. We intend to continue to make financial investments in marketing and website development.

If our management decides to carry on with our original business plan, we estimate that our expenses over the next 12 months (beginning December 1, 2006) will be approximately $118,000 as follows:

$1,000	Continued development of our website www.ezenglishonline.com
$50,000	Auditor and legal fees
$6,000	Director’s fees
$40,000	General and administration expenses
$15,000	Marketing fees

$6,000	Management fees
$118,000	Total

These estimates will change significantly if we cease our current operations or if we acquire other businesses. As of September 30, 2006, we had cash of $10,849. The balance of our cash requirements for the next 12 months (beginning in early 2007) was approximately $107,000. We intend to raise this amount from private placements and possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through private placements or a direct offering, we may review other financing possibilities such as bank loans. If we cannot raise at least $107,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

We anticipate that we will generate revenues within the next twelve months from sales of our online English courses. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses. Our inability to receive sufficient revenues could prevent us from implementing our business plan.

If we expand in the future, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant EZ English stock options to future employees. We anticipate that we will need approximately $72,000 per year or approximately $6,000 per month beginning in early 2008 to pay salaries to employees or consultants working in the area of marketing and sales.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to build our brand. We are seeking equity financing to provide for the capital required to fully carry out our business plan and develop and market our website.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception, and we are dependent upon our management's ability to develop profitable operations and our ability to raise money through equity or debt financing. These factors raise substantial doubt about our ability to continue as a going concern.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a member of our Board of Directors and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Known Material Trends and Uncertainties

As of November 29, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  generate revenues by the sale of our online English classes;
  continue equity financing by private placements or a direct offering;
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, or general economic conditions.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policy that is of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”. Revenue will consist of online sales of English language lessons to customers over the Internet, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the lessons are downloaded by customers with payment received by us.

Item 7.      Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our financial statements are included herein as pages F-1 to F-9.

EZ English Online Inc.
(A Development Stage Company)
September 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZ English Online Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of EZ English Online Inc. (A Development Stage Company) as of September 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year ended September 30, 2006, the period from March 2, 2005 (Date of Inception) to September 30, 2005 and accumulated from March 2, 2005 to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZ English Online Inc. (A Development Stage Company) as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended September 30, 2006, the period from March 2, 2005 (Date of Inception) to September 30, 2005 and accumulated from March 2, 2005 to September 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 14, 2006

EZ English Online Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	September 30,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	10,849	2,188
Prepaid expenses	2,000	–
Total Assets	12,849	2,188

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	4,120	10,118
Accrued liabilities	762	8,406
Due to related parties (Note 3(a) and (b))	672	9,270
Total Liabilities	5,554	27,794
Going Concern (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.0001 par value;
5,061,925 and 4,000,000 shares issued and outstanding,
respectively	506	400
Additional Paid-in Capital	84,848	–
Donated Capital (Note 3(c))	12,750	5,250
Deficit Accumulated During the Development Stage	(90,809)	(31,256)
Total Stockholders’ Equity (Deficit)	7,295	(25,606)
Total Liabilities and Stockholders’ Equity (Deficit)	12,849	2,188

(The accompanying notes are an integral part of these financial statements)

F–2

EZ English Online Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated From		For the Period from
	March 2, 2005	For the	March 2, 2005
	(Date of Inception)	Year Ended	(Date of Inception)
	to September 30,	September 30,	to September 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Management fees (Note 3(c))	9,500	6,000	3,500
Office and general (Note 3(d))	32,127	25,989	6,138
Professional fees	43,032	23,164	19,868
Rent (Note 3(c))	4,150	2,400	1,750
Website development costs	2,000	2,000	–

Total Expenses	90,809	59,553	31,256

Net Loss for the Period	(90,809)	(59,553)	(31,256)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		4,509,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

F–3

EZ English Online Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from		For the Period from
	March 2, 2005	For the	March 2, 2005
	(Date of Inception)	Year Ended	(Date of Inception)
	to September 30,	September 30,	to September 30,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(90,809)	(59,553)	(31,256)

Adjustment to reconcile net loss to net cash used in
operating activities:

Donated services and rent	12,750	7,500	5,250

Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	(2,000)	–
Accounts payable	4,120	(5,998)	10,118
Accrued liabilities	762	(7,644)	8,406
Due to related party	5,524	402	5,122

Net Cash Flows Used in Operating Activities	(69,653)	(67,293)	(2,360)

Financing Activities

Advances from related party	24,448	20,300	4,148
Repayments to related party	(29,300)	(29,300)	–
Proceeds from issuance of common stock	85,354	84,954	400

Net Cash Flows Provided by Financing Activities	80,502	75,954	4,548

Increase in Cash	10,849	8,661	2,188

Cash – Beginning of Period	–	2,188	–

Cash – End of Period	10,849	10,849	2,188

Supplemental Disclosures

Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of these financial statements)

F–4

EZ English Online Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From March 2, 2005 (Date of Inception) to September 30, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Development
		Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – March 2, 2005 (Date of Inception)	–	–	–	–	–	–
Common stock issued for cash at $0.0001
per share	4,000,000	400	–	–	–	400
Donated services and rent	–	–	–	5,250	–	5,250
Net loss for the period	–	–	–	–	(31,256)	(31,256)
Balance – September 30, 2005	4,000,000	400	–	5,250	(31,256)	(25,606)
Common stock issued for cash at $0.08 per
share	1,061,925	106	84,848	–	–	84,954
Donated services and rent	–	–	–	7,500	–	7,500
Net loss for the year	–	–	–	–	(59,553)	(59,553)
Balance – September 30, 2006	5,061,925	506	84,848	12,750	(90,809)	7,295

(The accompanying notes are an integral part of these financial statements)

F–5

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

EZ English Online Corp. (the “Company”) was incorporated in the State of Delaware on March 2, 2005. The Company is based in Vancouver, British Columbia, Canada and its principal business is offering a teacher training course to teach English as a second language that is available over the Internet.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2006, the Company has working capital of $7,295 and has accumulated losses of $90,809 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer a minimum of 1,000,000 shares of common stock and a maximum of 2,000,000 shares of common stock at $0.08 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 was declared effective on February 28, 2006. On April 28, 2006, the Company issued 1,061,925 shares of common stock at $0.08 per share for proceeds of $84,954 pursuant to the SB-2.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”. Revenue will consist of online sales of English language lessons to customers over the Internet, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the lessons are downloaded by customers with payment received by the Company.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

j)	Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s future reported financial position or results of operations

EZ English Online Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.	Related Party Transactions

	a)	As at September 30, 2006, the Company is indebted to the President of the Company for $172 (2005 - $9,270), which is non-interest bearing, unsecured and due on demand.

	b)	As at September 30, 2006, the Company is indebted to the Vice-President of the Company for $500 (2005 – $nil), which is non-interest bearing, unsecured and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. The management services are valued at $500 per month and the office premises are valued at $250 per month. During the year ended September 30, 2006, donated management services of $6,000 (2005 - $3,500) and donated rent of $1,500 (2005 - $1,750) were recorded. On April 1, 2006, the Company began to lease office space on a month-to-month basis at $150 per month.

d)

The Vice-President of the Company provided marketing services to the Company for $500 per month beginning on April 1, 2006. During the period ended September 30, 2006, the Company paid $2,914 for marketing services rendered.

4.	Common Stock

	a)	On April 8, 2006, the Company issued 1,061,925 shares of common stock at $0.08 per share for proceeds of $84,954 pursuant to its SB-2 Registration Statement.

	b)	On March 3, 2005, the Company issued 4,000,000 shares of common stock at $0.0001 per share for proceeds of $400.

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $78,000, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the year ended September 2006, the valuation allowance established against the deferred tax asset increased by $18,200.

The components of the net deferred tax asset as at September 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2006	2005
	$	$
Cumulative Net Operating Loss	78,000	26,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	27,300	9,100
Valuation Allowance	(27,300)	(9,100)
Net Deferred Tax Asset	–	–

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.   Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, Andrea Molnar, during the year, and upon that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 8B.   Other Information

The common stock of EZ English became eligible for trading on the NASDAQ-operated OTC Bulletin Board (“OTCBB”) when the market opened on Monday, July 3, 2006. Our shares will trade under the ticker symbol “EZEO.OB”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at November 29, 2006 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Andrea Molnar	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director	39	March 2, 2005
Kris Kooner	Vice President Marketing, Director	32	March 28, 2006 (VP), October 4, 2006 (Director)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrea Molnar, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director.

Andrea Molnar has been the President, Chief Executive Officer and Chief Financial Officer of EZ English since our inception in March 2005. Andrea Molnar began teaching over a decade ago after obtaining her teaching certificate from University in Hungary. From January 2000 to January 2004, Ms. Molnar was self employed, providing bookkeeping and accounting services to small businesses. Since January 2004 to the present, she has been working as a home realtor with Royal LePage. Ms. Molnar has an Elementary School Teachers Diploma from the Teachers College of Zsambek, Hungary and a Kindergarten Teaching Diploma from Fotgyermekvaros, Hungary. She was issued a TEFL (Teach English as a Foreign Language)

and TESL (Teach English as a Second Language) certificate by Vancouver English School Centre in November 2002.

Kris Kooner, Vice President Marketing, Director

For the past five years, Mr. Kooner has been the sole owner and operator of CrackMarketing.com, a business which provides internet marketing and web based consulting services to a variety of clients. Mr. Kooner has developed several web businesses including Homehammer.com, which he recently sold. He is currently enrolled in the Executive Master's of Business Administration program at Athabasca University. Mr. Kooner also has an Internet Marketing degree from the University of British Columbia.

Significant Employees

Other than the executive officers described above, EZ English does not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. We do not have an audit committee financial expert serving on the Board of Directors or an audit committee. We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to EZ English’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTCBB are not currently required to do so.

Item 10.     Executive Compensation.

None of our officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Employment/Consulting Agreements

We have one marketing agreement with Kris Kooner whereby we have agreed to pay Mr. Kooner $500 per month for marketing services to us.

Stock Options/SAR Grants

EZ English made no grants of stock options or stock appreciation rights during the fiscal year ended September 30, 2006.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2006.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 29, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Andrea Molnar (3)	4,000,000	79%
Kris Kooner (4)	625	Less than 1%
Directors and Executive Officers as a Group	4,000,000	79%

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Based on 5,061,925 shares of common stock issued and outstanding as of November 29, 2006.

(3) Andrea Molnar is a Director and the President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, of EZ English.

(4) Kris Kooner is a Director and Vice President of Marketing of EZ English. Mr. Kooner owns 625 shares through AJ Capital Corp., a company over which he has voting and investment control.

Item 12.     Certain Relationships and Related Transactions.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Item 13.     Exhibits

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Form SB- 2 filed February 3, 2006).

3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed February 3, 2006).

10.1	PayPal User Agreement (incorporated by reference as Exhibit Number 10.1 of our Form SB-2 filed February 3, 2006).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.     Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended September 30 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September	September
	30, 2006	30, 2005
Audit Fees	$8,400	0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$8,400	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZ ENGLISH ONLINE INC.
a Delaware corporation

/s/ Andrea Molnar
Andrea Molnar, Director and the President,
Chief Executive Officer, Chief Financial Officer,
Chief Accounting Officer, Secretary, Treasurer,

Date: December 6, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrea Molnar
Andrea Molnar, Director and the President,
Chief Executive Officer, Chief Financial Officer,
Chief Accounting Officer, Secretary, Treasurer,

Date: December 6, 2006

/s/ Kris Kooner
Kris Kooner, Director

Date: December 6, 2006