Form 10QSB
period 2006-12-31
Panglobal Brands Inc.
filed 2007-02-14
CIK 1349532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-131531

PANGLOBAL BRANDS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5080 Soto Street, Suite 200, Los Angeles, CA
(Address of principal executive offices)

604-809-3535
(Issuer’s telephone number)

EZ ENGLISH ONLINE INC. 605 – 595 Hornby Street, Vancouver, British Columbia V6C 1A4
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

30,371,550 common shares issued and outstanding as of February 6, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Panglobal Brands Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended December 31, 2006 and for the period from inception (March 2, 2005) to December 31, 2006. The results for the interim period are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB filed with the SEC on December 6, 2006.

Panglobal Brands Inc.

(formerly EZ English Online Inc.)

(A Development Stage Company)

December 31, 2006

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Panglobal Brands Inc.

(formerly EZ English Online Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2006 $ (unaudited)	September 30, 2006 $
ASSETS

Current Assets

Cash	514	10,849
Prepaid expenses	–	2,000

Total Assets	514	12,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	16,625	4,120
Accrued liabilities	3,448	762
Due to related party (Note 3(a))	589	672

Total Liabilities	20,662	5,554

Going Concern (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 600,000,000 shares authorized, $0.0001 par value; 30,371,550 shares issued and outstanding	3,037	3,037

Additional Paid-in Capital	82,317	82,317

Donated Capital (Note 3(b))	14,250	12,750

Deficit Accumulated During the Development Stage	(119,752)	(90,809)

Total Stockholders’ Equity (Deficit)	(20,148)	7,295

Total Liabilities and Stockholders’ Equity (Deficit)	514	12,849

(The accompanying notes are an integral part of these financial statements)

F–1

Panglobal Brands Inc.

(formerly EZ English Online Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated From March 2, 2005 (Date of Inception to December 31, 2006) $	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $
Revenue	-	-	-

Expenses
Management fees (Note 3(b))	11,000	1,500	1,500
Office and general	34,967	840	24
Professional fees	69,185	26,153	2,800
Rent (Note 3(b))	4,600	450	750
Total Expenses	119,752	28,943	5,074
Net Loss for the Period	(119,752)	(28,943)	(5,074)

Net Loss Per Share – Basic and Diluted		-	-

Weighted Average Shares Outstanding		30,371,550	24,000,000

(The accompanying notes are an integral part of these financial statements)

F–2

Panglobal Brands Inc.

(formerly EZ English Online Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $
Operating Activities

Net loss	(28,943)	(5,074)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services and rent	1,500	2,250

Changes in operating assets and liabilities:
Prepaid expenses	2,000	–
Accounts payable	12,505	(9,912)
Accrued liabilities	2,686	(4,856)
Due to related party	(83)	–

Net Cash Flows Used in Operating Activities	(10,335)	(17,592)

Financing Activities

Advances from related party	–	16,699

Net Cash Flows Provided by Financing Activities	–	16,699

Decrease in Cash	(10,335)	(893)

Cash – Beginning of Period	10,849	2,188

Cash – End of Period	514	1,295

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F–3

1.	Nature of Operations and Continuance of Business

Panglobal Brands Inc. (herein the “Company”) was incorporated in the State of Delaware on March 2, 2005. The Company is based in Vancouver, British Columbia, Canada and its principal business is offering a teacher training course to teach English as a second language that is available over the Internet.

On February 2, 2007, the Company completed a merger with its wholly-owned subsidiary, Panglobal Brands Inc., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from EZ English Online Inc. to Panglobal Brands Inc.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2006, the Company has a working capital deficit of $20,148 and has accumulated losses of $119,752 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer a minimum of 6,000,000 shares of common stock and a maximum of 12,000,000 shares of common stock at $0.013 per share to raise minimum cash proceeds of $80,000 and maximum cash proceeds of $160,000. The SB-2 was declared effective on February 28, 2006. On April 8, 2006, the Company issued 6,371,550 shares of common stock at $0.013 per share for proceeds of $84,954 pursuant to the SB-2.

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

b)	Interim Financial Statements

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

c)	Use of Estimates

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

F–4

2.	Summary of Significant Accounting Principles (continued)
e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Financial Instruments

The fair values of financial instruments which include cash, accounts payable, accrued liabilities, and due to related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

g)	Basic and Diluted Net Income (Loss) Per Share

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

h)	Foreign Currency Translation

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

i)	Revenue Recognition

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

j)	Income Taxes

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

F–5

2.	Summary of Significant Accounting Principles (continued)
k)	Recent Accounting Pronouncements

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

3.	Related Party Transactions
a)	As at December 31, 2006, the Company is indebted to the former President of the Company for $589 (September 30, 2006 - $672), which is non-interest bearing, unsecured and due on demand.
b)

The former President of the Company provided management services and rent at no charge. The management services were valued at $500 per month and the office premises were valued at $250 per month. During the three month period ended December 31, 2006, donated management services of $1,500 (2005 - $1,500) and donated rent of $Nil ((2005 - $750) were recorded.

c)

The Vice-President of the Company provided marketing services to the Company for $500 per month. During the three month period ended December 31, 2006, the Company paid $1,500 (2005 – Nil) for marketing services rendered.

4.	Subsequent Events
a)	On January 9, 2007, the Company issued a promissory note for $10,000 which is non-interest bearing, unsecured and due on demand.
b)

On January 18, 2007, the Company granted 250,000 stock options exercisable at $0.30 per share expiring on January 18, 2012 to the new Chief Financial Officer of the Company. One quarter of the stock options will vest at the end of each six month anniversary.

F–6

4.	Subsequent Events (continued)
c)

On February 2, 2007, the Company increased its authorized share capital from 100,000,000 shares of common stock to 600,000,000 shares of common stock, and effected a six for one forward stock split of the issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented.

F–7

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Panglobal” mean Panglobal Brands Inc., a Delaware corporation, unless otherwise indicated.

Background

We were incorporated on March 2, 2005 under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation we were engaged in the development of an online teacher training course to teach English as a second language. Our principal offices are located at 605 – 595 Hornby Street, Vancouver, British Columbia, V6C 1A4, and our telephone number is (604) 809 3535.

On July 3, 2006, our common stock was approved for quotation on the OTC Bulletin Board and the Pink Sheets under the trading symbol “EZEO”.

On February 2, 2007 we effected a forward stock split of our authorized and issued and outstanding shares on a six-for-one basis. The forward split resulted in the increase of our authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001.

On February 2, 2007, we completed a merger with our wholly owned subsidiary Panglobal Brands Inc. As a result, we changed our name from EZ English Online Inc. to Panglobal Brands Inc. Our subsidiary was incorporated on January 22, 2007 specifically for the purpose of the merger.

The six-for-one forward stock split, merger and name change became effective with NASDAQ’s Over-the-Counter Bulletin Board on February 6, 2007 and our trading symbol was changed to “PNGB”.

We are a development stage corporation with limited operations and no revenues from our business operations. Our board of directors has determined that it is not in the best interests of our company to continue to pursue our current business right now. Therefore, management is currently seeking opportunities in the fashion industry for us to engage in. We expect that the fashion industry will be our primary business in the near future.

Principal Products and Services

Management has decided to abandon our business of developing an online teacher training course to teach English as a second language and seek out new business opportunities, preferably in the fashion industry.

Plan of Operation and Cash Requirements

We have obtained our principal capital resources through the issuance of common stock. In the future, we may use the issuance of common stock, shareholder loans, advances from related parties or borrowing from existing shareholders or third parties to raise funds.

At December, 2006, we had working capital deficit of $20,148.

At December 31, 2006, our total assets were $514.

At December 31, 2006, our total current liabilities were $20,662.

Operating expenses for the three-months ended December 31, 2006 were $28,943 compared to $119,752 since incorporation.

At December 31, 2006, we had cash on hand of $514.

Cash Requirements

We anticipate that we will expend approximately $2,000,000 during the twelve month period ending December 31, 2007 on finding, acquiring and developing new business opportunities. These anticipated expenditures are estimated as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2007

Operating Expenses
Sales and Marketing	$150,000
Research and Development	$1,500,000
General and Administrative	350,000
Total Operating Expenses	$2,000,000

Our Research and Development expenses will include finding, acquiring and developing new business opportunities.

At December 31, 2006, we had a working capital deficit of $20,148. We plan to raise additional capital required to meet our immediate short-term needs and to meet the balance of our estimated funding requirements for the next twelve months primarily through the private placement of our securities. If we cannot raise the amount of money that we need through the sale of our common stock in private placements, then we may attempt to raise the money through a public offering. If more money is still required, we may issue debt securities or borrow money from existing shareholders or third parties. There can be no assurance that the financing we will need will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

New Products and Services

We have no publicly announced new products or services. At the moment, we have no products or services at all. We do not expect to have any products or services in the next 3 – 6 months, as we are concentrating our efforts on pursuing a change of business to the fashion industry.

Competition

There is a lot of competition in the fashion industry, finding the opportunity that we want to engage in to start us off in the fashion industry may not be easy because other companies with more money, better name recognition or more experience in the industry may compete with us to acquire or otherwise engage in the opportunity. We have very little capital, no name recognition in the industry and no operating experience in the industry. As a result we may be competing with larger competitors that have substantially greater resources than we do, both in terms of expertise and funding, and we expect to meet with serious competition for business opportunities. However, through meeting with people in the industry and raising money that will help us develop a new business, we expect to be competitive with other interested companies in acquiring the opportunity that we choose to pursue.

Intellectual Property

We own the copyright on the websites www.ezenglishonline.com and www.TESLbudapest.com. We also own the copyright on our logo EZ English Online.

Legislation and Government Regulation

Because we do not yet know which business activities we will engage in, we do not know which laws and regulations will apply to our business operations.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As of December 31, 2006, we did not employ any full-time or part-time people.

Plant and Significant Equipment

We do not expect to purchase or sell any plant or significant equipment but we may, depending on the business opportunities we become involved with over the next twelve months.

General and Administrative Expenses

We expect to spend approximately $350,000 during the twelve month period ending December 31, 2007 on office expenses, employee salaries and legal and accounting fees.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Operations

We have not generated any revenue from sales since the inception of our company on March 2, 2005 to December 31, 2006. Consequently, we have incurred losses of $28,943 for the three months ended December 31, 2006, and $119,752 from inception through December 31, 2006.

As noted above, management of our company projects that we may require approximately $2,000,000 to fund our ongoing operating expenses, and working capital requirements for the twelve month period ending December 31, 2007. These estimates do not include any unanticipated capital requirements.

There are no assurances that we will be able to obtain further funds as we may require. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we may not be able to begin or continue the development of a new business opportunity.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Significant estimates include evaluation of our company’s income tax net operating loss carryforwards and valuation of non-monetary transactions in connection with the issuances of shares of common stock and common stock warrants and options.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

There are many important factors that have affected, and in the future could affect our company and our securities, including the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Risks Relating to our Company

We are a shell company with no operations and no operating history in the field we intend to become engaged in, which makes it impossible to evaluate whether we will operate profitably.

We do not have any operating history. We were founded on March 2, 2005, and from the date of inception to December 31, 2006, we had a net loss of $119,752. We expect to incur additional losses for the foreseeable future and may be unable to continue our business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to the following: seeking and acquiring new business opportunities; developing and marketing our services; securing and maintaining personnel and developing a client base.

In addition to the above, you should consider our prospects in light of the risks and difficulties often encountered by shell companies that enter into new businesses, such as: an unpredictable business environment; the difficulty of managing growth; and the strengths and weaknesses of our business model. If we do not effectively manage these risks, we may go out of business. To address these risks, we must, among other things: find and become engaged in a business opportunity that will be successful for our company; hire consultants or employees to manage the new business opportunity; develop the new business; create and execute a marketing plan; implement our business and marketing strategy; and, establish our customer base.

Our operating results are dependent to a large degree upon factors outside of our control, including among other things, increased competition. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition and operations.

We have not generated substantial revenue from our previous business and we will need to raise additional funds in the near future. If we are unable to obtain the financing required to locate and become engaged in a new business opportunity, our business will fail.

Because we have not generated substantial revenue from our previous business and we cannot anticipate when we will be able to generate revenue from our new business, we will need to raise additional funds for the future acquisition and development of a new business and respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending December 31, 2007 in the approximate amount of $2,000,000. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing when required.

We will attempt to raise the money we need through the private placement of our common stock, through a public offering, through debt securities or through shareholder or third party loans. At present we have received no commitment for those funds, nor do we know whether the financing will be available on terms that will allow us to operate profitably. If we are unable to obtain the necessary financing, our business will fail.

Our management beneficially own approximately 80% of the shares of common stock and their interest could conflict with the investors which could cause the investor to lose all or part of the investment.

Our directors and officers own approximately 80% of our issued and outstanding common stock. Together, they are able to substantially influence and essentially determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, such delay or prevention possibly being to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable. which could prevent us from becoming profitable. Any or all of these factors could cause investors to lose all or part of their investment in our company.

We may be unsuccessful at finding, acquiring and operating the right business opportunities. If we are unable to find, acquire or operate the right business opportunities for our company, we may never achieve profitable operations.

We are an inactive company right now, seeking a business opportunity in the fashion industry. The fashion industry is extremely fast-paced and competitive. We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have real operations, we will have to become involved in the right business opportunity. Before we can hope to have profitable operations we will have to accomplish many things, including hiring consultants and employees, product development, marketing, ensuring supply and developing a customer base. Many factors could cause our efforts to be defeated and we may never achieve profitable operations.

Our failure to manage our growth effectively could prevent us from achieving profitability.

Our business strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of acquisitions of new businesses, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so and may never achieve or fail to maintain profitable operations. If we are unable to successfully manage our growth and achieve or maintain profitable operations, our business will fail.

Risks Relating to our Securities

Existing shareholders may experience significant dilution from our issuance of shares to acquire new business opportunities.

As part of our search for new business opportunities in the fashion industry, we are contemplating the issuance of shares of our common stock in order to acquire one or more operating companies that are conducting the business that we wish to be engaged in. If we do that, the issuance of shares will have a dilutive impact on our current stockholders. As a result, our net loss per share could increase in future periods, and the market price of our common stock would likely decline. In addition, the lower our stock price is, the more shares of common stock we likely will have to issue to acquire a particular business, which will cause even more dilution to our existing shareholders.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our shares of common stock and make it difficult for our stockholders to resell their shares of common stock.

Our shares of common stock are quoted on the OTC Bulletin Board service of the National Association of Securities Dealers Inc. Trading in stocks quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. This volatility could depress the market price of our shares of common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange such as the American Stock Exchange or New York Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

Trading of our shares of common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our shares of common stock.

The United States Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our shares of common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief financial officer and our chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 18, 2007, we granted stock options to one (1) officer of our company to purchase up to 250,000 shares of our common stock at an exercise price of $0.30 per share, exercisable until January 18, 2012. We issued the stock options to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 15, 2006 our Board of Directors unanimously approved amendments to our Articles of Incorporation (the “Amendment”) to increase our authorized share capital from 100,000,000 common shares with a par value of $0.0001 to 600,000,000 common shares with a par value of $0.0001. Subsequent to our Board of Directors' approval of the Amendment, the holders of the majority of the outstanding shares of our company gave us their written consent to the Amendment to our Articles of Incorporation on December 15, 2006.

Effective February 2, 2007 we effected the six (6) for one (1) stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock with a par value of $0.0001 to 600,000,000 shares of common stock with a par value of $0.0001. Our issued and outstanding share capital has increased from 5,061,925 shares of common stock to 30,371,550 shares of common stock.

Item 5.  Other Information

On December 12, 2006, Jacques Ninio was appointed a director and president of our company and Andrea Molnar resigned as a director, president and secretary.

On December 12, 2006, Jacques Ninio acquired 4,000,000 common shares of our capital stock. The transaction was effected pursuant to a share purchase agreement dated December 12, 2006 between Jacques Ninio and Andrea Molnar, for total purchase price of $80,000 paid to Andrea Molnar.

In addition, effective February 2, 2007, we completed a merger with our subsidiary, Panglobal Brands Inc. As a result, we have changed our name from “EZ English Online Inc.” to “Panglobal Brands Inc.”

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Form SB- 2 filed February 3, 2006).
3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed February 3, 2006).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).
3.4	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

(10)	Material Contracts
10.1	PayPal User Agreement (incorporated by reference as Exhibit Number 10.1 of our Form SB-2 filed February 3, 2006).
10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2006).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.

By:     /s/ Stephen Soller

Stephen Soller

Chief Executive Officer and Director

(Principal Executive Officer)

Date: February 14, 2007

By:     /s/ Felix Wasser

Felix Wasser

Chief Financial Officer and Director

(Principal Accounting Officer

and Principal Financial Officer)

Date: February 14, 2007