Form 10QSB
period 2007-03-31
Panglobal Brands Inc.
filed 2007-05-21
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-131531

PANGLOBAL BRANDS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8531711
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5608 South Soto Street, Suite 102, Huntington Park, California 90255
(Address of principal executive offices)

323.588.1190
(Issuer’s telephone number)

_____________________________________________________________
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

29,256,771 common shares issued and outstanding as of May 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Panglobal Brands Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2007, and our results of operations, and our cash flows for the six month period ended March 31, 2007. The results for the interim period are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto filed as a part of our company’s Form 10-KSB filed with the SEC on December 6, 2006.

Panglobal Brands Inc.
(Formerly EZ English Online Inc.)
(A Development Stage Company)
March 31, 2007

Panglobal Brands Inc.
(formerly EZ English Online Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	September 30,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	3,880,793	10,849
Prepaid expenses	–	2,000
Loans receivable (Note 7)	850,000	–
Total Assets	4,730,793	12,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,195	4,120
Accrued liabilities	7,760	762
Note payable (Note 3)	10,000	–
Due to related party (Note 4(a))	28	672
Total Liabilities	22,983	5,554
Going Concern (Note 1)
Commitment (Note 7)
Stockholders’ Equity
Common Stock (Note 5(a))
Authorized: 600,000,000 common shares, $0.0001 par value;
40,981,776 and 30,371,550 shares issued and outstanding,
respectively	4,098	3,037
Additional Paid-in Capital	4,833,957	82,317
Donated Capital (Note 4(b))	15,750	12,750
Deficit Accumulated During the Development Stage	(145,995)	(90,809)
Total Stockholders’ Equity	4,707,810	7,295
Total Liabilities and Stockholders’ Equity	4,730,793	12,849

(The accompanying notes are an integral part of these financial statements)
F–1

Panglobal Brands Inc.
(formerly EZ English Online Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From
	March 2, 2005	For the	For the	For the	For the
	(Date of	Three Months	Three Months	Six Months	Six Months
	Inception)	Ended	Ended	Ended	Ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Management and consulting fees	14,000	3,000	1,500	4,500	3,000
Office and general	36,650	1,683	1,334	2,523	1,358
Professional fees	103,759	34,574	8,650	60,727	11,450
Rent	5,050	450	750	900	1,500

Total Expenses	159,459	39,707	12,234	68,650	17,308

Loss from Operations	(159,459)	(39,707)	(12,234)	(68,650)	(17,308)

Other Income

Interest income	13,464	13,464	–	13,464	–

Net Loss for the Period	(145,995)	(26,243)	(12,234)	(55,186)	(17,308)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding
(Note 5(a))		34,131,000	24,000,000	32,231,000	24,000,000

(The accompanying notes are an integral part of these financial statements)
F–2

Panglobal Brands Inc.
(formerly EZ English Online Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(55,186)	(17,308)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services and rent	3,000	4,500
Changes in operating assets and liabilities:
Prepaid expenses	2,000	–
Accounts payable	1,075	(9,912)
Accrued liabilities	6,998	1,244
Due to related party	367	–
Net Cash Flows Used in Operating Activities	(41,746)	(21,476)
Investing Activities
Loans receivable	(850,000)	–
Net Cash Flows Used in Investing Activities	(850,000)	–
Financing Activities
Advances from related party	–	20,299
Repayments to related party	(1,011)	–
Proceeds from note payable	10,000	–
Proceeds from issuance of common stock	4,774,601	74,074
Share issuance costs	(21,900)	–
Net Cash Flows Provided by Financing Activities	4,761,690	94,373
Increase in Cash	3,869,944	72,897
Cash – Beginning of Period	10,849	2,188
Cash – End of Period	3,880,793	75,085
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)
F–3

1.	Nature of Operations and Continuance of Business

Panglobal Brands Inc. (herein the “Company”) was incorporated in the State of Delaware on March 2, 2005. The Company is based in Los Angeles, California and its principal business was offering a teacher training course to teach English as a second language that was available over the Internet. On February 2, 2007, the Company completed a merger with its wholly-owned subsidiary, Panglobal Brands Inc., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from EZ English Online Inc. to Panglobal Brands Inc. The Company is in the process of changing its business to that of the fashion industry. On February 15, 2007, the Company entered into a Share Exchange Agreement to acquire all of the outstanding share capital of Mynk Corporation (“Mynk”). Refer to Note 7.Mynk is involved in the design, production and sale of clothing and accessories throughout United States and Canada. The Company completed the Share Exchange Agreement with Mynk on May 11, 2007.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2007, the Company has not generated any revenue and has accumulated losses of $145,995 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In February 2007, the Company completed two private placements and raised net proceeds of $4,752,701. Refer to Note 5(b). The proceeds were used to complete the acquisition of Mynk and will help further the development of Mynk’s business.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2.	Summary of Significant Accounting Principles (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Financial Instruments

The fair values of financial instruments which include cash, loans receivable, accounts payable, accrued liabilities, note payable and amounts due to a related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

i)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

3.	Note Payable

On January 9, 2007, the Company issued a promissory note for $10,000 which is non-interest bearing, unsecured and due on demand.

4.	Related Party Transactions

	a)	At March 31, 2007, the Company is indebted to the former President of the Company for $28 (September 30, 2006 - $672), which is non-interest bearing, unsecured and due on demand.

b)

The former President of the Company provided management services and rent at no charge. The management services were valued at $500 per month and the office premises were valued at $250 per month. During the six month period ended March 31, 2007, donated management services of $3,000 (2006 - $3,000) and donated rent of $Nil (2006 - $1,500) were recorded.

c)

The Vice-President of the Company provided marketing services to the Company for $500 per month to December 31, 2006. During the six month period ended March 31, 2007, the Company paid $1,500 (2005 – $Nil) for marketing services rendered.

F–6

5.	Common Stock

a)

On February 2, 2007, the Company increased its authorized share capital from 100,000,000 shares of common stock to 600,000,000 shares of common stock, and effected a six for one forward stock split of the issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented.

b)

In February 2007, the Company completed two private placements and issued a total of 10,610,226 shares of common stock at a price of $0.45 per share for gross proceeds of $4,774,601. The Company incurred share issuance costs of $21,900 in connection with these private placements.

6.	Stock Options

On January 19, 2007, the Company granted 250,000 stock options exercisable at $0.30 per share expiring on January 18, 2012 to the new Chief Financial Officer of the Company. On February 12, 2007, the Company granted 1,800,000 stock options exercisable at $0.30 per share expiring on February 12, 2012 to the new Chief Executive Officer of the Company. On February 12, 2007, the Company granted 825,000 stock options exercisable at $0.45 per share expiring on February 12, 2012 to four consultants.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining	Aggregate
	Number of	Price	Contractual Life	Intrinsic
	Shares	$	(years)	Value

Outstanding, September 30, 2006	–	–

Granted	2,875,000	0.35
Exercised	–	–
Forfeited	–	–

Outstanding, March 31, 2007	2,875,000	0.35	4.87	$2,032,500

Exercisable, March 31, 2007	–	–	–	–

During the six month period ended March 31, 2007, the Company granted 2,875,000 stock options at a weighted average exercise price of $0.35 per share with an intrinsic value of $nil. The Company did not recognize any stock-based compensation during the six month period ended March 31, 2007 as none of the options granted had vested as of March 31, 2007.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Month
Period Ended
March 31,
2007

Expected dividend yield	0%
Expected volatility	125%
Expected life (in years)	5
Risk-free interest rate	4.57%

The weighted average grant date fair value of the stock options granted was $0.14 per option.

F–7

6.	Stock Options (continued)

As at March 31, 2007, there was $394,766 of total unrecognized compensation costs related to nonvested share-based compensation arrangement, which is expected to be recognized over a period of 36 months. A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the six month period ended March 31, 2007, is presented below:

Weighted Average
Grant Date Fair
	Number of	Value
Nonvested Shares	Shares	$

Nonvested at September 30, 2006	–	–

Granted	2,875,000	0.14
Forfeited	–	–
Vested	–	–

Nonvested at March 31, 2007	2,875,000	0.14

7.	Commitment

On February 15, 2007, the Company entered into a Share Exchange Agreement (the “Agreement”) whereby the Company will issue 3,749,995 shares of common stock to acquire all of the issued and outstanding shares of Mynk, a private Nevada corporation, on the basis of 0.2884615 shares of the Company for every one share of Mynk. Mynk is involved in the design, production and sale of clothing and accessories. Under the terms of the agreement, the Company agrees to reimburse $390,000 of outstanding shareholder loans to Mynk by the issuance of 975,000 shares of common stock of the Company, $300,000 of outstanding shareholder loans in cash, and up to $100,000 of outstanding amounts due to Capella Investments Inc., a shareholder of Mynk, for expenses incurred on behalf of Mynk, in cash. The Company also agreed to file with the U.S. Securities and Exchange Commission, within a reasonable time following the closing of the share exchange agreement, a registration statement on Form SB-2 to effect the registration of half of the shares of the common stock that were issued to shareholders pursuant to the share exchange agreement. Prior to the closing of the Agreement, the Company must complete a private placement financing at a price of $0.45 per share to raise a minimum of $4,000,000 to a maximum of $5,000,000. Refer to Note 5(b).

During the period, the Company advanced $850,000 to Mynk in anticipation of the closing of the Agreement, of which $750,000 is secured by a non-interest bearing promissory note, due on demand. The balance of the advances of $100,000 is non-interest bearing, unsecured and due on demand.

8.	Subsequent Event

	a)	On May 10, 2007, the President of the Company returned 18,975,000 shares of common stock to the Company for cancellation for no consideration.

	b)	On May 11, 2007, the Company completed the share exchange with Mynk as described in Note 7.

F–8

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our company” refer to Panglobal Brands Inc. and our wholly-owned subsidiary, Mynk Corporation.

Corporate Overview and History

We were incorporated on March 2, 2005 under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation we were engaged in the development of an online teacher training course to teach English as a second language. Our principal offices are located 5608 South Soto Street, Suite 102, Huntington Park, California 90255, and our telephone number is 323.588.1190.

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

On May 11, 2007, we acquired all of the issued and outstanding shares of Mynk Corporation. Mynk is now our wholly-owned, operating subsidiary. We are now engaged in the business of the design, production and sale of clothing and accessories. We intend to acquire and create brands for the contemporary apparel market in the U.S. and international markets. We have hired one (1) designer and fifteen (15) other employees and are currently in the process of producing our fall line for shipment to stores. We have orders from approximately 150 department stores and boutiques. We expect the next delivery of our products to take place in July.

Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest and most fashionable clothing and accessories. We plan to update our product offerings continually to be seen as a trend setter in fashionable clothing and accessories. We intend to target the junior market and design, have manufactured and sell junior denim, t-shirts, dresses and other apparel.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. These contract manufacturers are found in the United States and they will manufacture our garments on an order-by-order basis. We believe that we will be able to meet our production needs in this way. Although the various fabrics that we intend to use in the manufacture of our products will be of the high quality, they are available from many suppliers in the United States and abroad.

Quality Control

We will establish a quality control program to ensure that our products meet our high quality standards. We intend to monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also plan to perform random on-site quality control checks during and after production before the garments leave the contractor. We also plan to conduct final random inspections when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors’ facilities will be important to maintain the quality, consistency and reputation of our products.

Competition

The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours.

We believe that our competitive strengths consist of the detailing of the design, the quality of the fabric and the superiority of the fit.

Government Regulation and Supervision

Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in compliance with these regulations.

During the past two years, we have spent approximately $318,114 on research and development. These costs have been and will continue to be passed on to customers.

Employees

As of May 15, 2007, we have 15 full-time employees: two (2) are design staff , six (10) are production staff and three (3) are management/administration staff. We also have one (1) part-time employee, who is in management. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we plan to invest in computer hardware, system applications and networks to provide increased efficiencies and enhanced controls.

Trademarks

We do not yet own any trademarks. However, we do also operate under the trade name “Hauteur Mynk.”

Plan of Operation and Cash Requirements

For the next 12 months we plan to expend a total of approximately $27,495,000 million in acquiring the designs for our clothing and accessories, having them manufactured, distributed and sold, including marketing and sales. Specifically, we estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Estimated Expenses for the Next Twelve Months
Officer, Employee and Contractor Salaries	$2,707,000
Purchase of Samples Purchases and Piece Goods	$100,000
Fabrics and Manufacturing	$23,158,000
Sales and Marketing	$265,000
International Intellectual Property	$30,000
Legal and Accounting Fees	$150,000
Other General and Administrative Expenses	$1,085,000
Total	$27,495,000

Liquidity and Capital Resources

Overview

As of March 31, 2007, we had $3,880,793 in cash, $22,983 in current liabilities and $4,707,810 of working capital.

On February 27 and 28, 2007, as we had agreed to do in our agreement with Mynk shareholders, we completed a private placement. In the private placement, we issued 10,610,226 common shares and raised gross proceeds of approximately $4,774,601.

On February 27 and 28, 2007, we raised approximately $4,774,601 through the sale of our equity securities in private placement transactions. With the money we raised, we will be able to pay our operating expenses for approximately three (3) months. Then, we anticipate that we will have earned revenues from our fall product line and that we will be able to pay for our operations for the following four (4) months until we earn further revenues through the sale of our next product line. Therefore, we do not anticipate requiring further corporate financing in the next twelve months.

There are no assurances that we will earn the funds required for our continued operation. If we do not earn the required revenues, then we will have to seek another source of financing, likely through the sale of more shares of our common stock or borrowing money. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. Significant estimates include stock-based compensation and deferred income tax asset valuations.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

Risks Related to our Business

Our continued operations depend on current fashion trends. If our products and designs are not considered fashionable or desirable by enough consumers, then our business could be adversely affected.

The acceptance by consumers of our products and design is important to our success and competitive position, and the inability to continue to develop and offer fashionable and desirable products to consumers could harm our business. We cannot be certain that our high-fashion clothing and accessories will be considered fashionable and desirable by enough consumers to make our operations profitable. Should trends veer away from our style of products and designs, our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to establish and maintain a popular brand image.

If we are unable to respond to changing consumer demands in a timely and appropriate manner, we may fail to establish or maintain our brand name and brand image. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, several apparel companies, have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

Our business may be negatively impacted as a result of changes in the economy.

Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumers, but also retailers, our primary direct customers. Purchases of high-fashion clothing and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales or maintain our operations. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general.

We may be unable to achieve or sustain growth or manage our future growth, which may have a material adverse effect on our future operating results.

We cannot provide any assurances that our business plan will be successful and that we will achieve profitable operations. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

Future growth may place a significant strain on our management and operations. If we experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our business could be harmed.

We face intense competition in the apparel industry from other, more established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and to develop new products in less time. In addition, new companies may enter the markets in which we compete, further increasing competition in the apparel industry.

We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Our business could suffer if our manufacturers do not meet our demand or delivery schedules.

Although we design and market our products, we outsource manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the apparel industry and we compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. There is no assurance that the manufacturing capacity we require will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

Government regulation and supervision could restrict our business.

Any negative changes to international trade agreements and regulations such as the North American Free Trade Agreement or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could have an adverse effect on our business.

Increases in the price of raw materials or their reduced availability could increase our cost of sales and decrease our profitability.

The principal fabrics used in our business are cotton, synthetics, wools and blends. The prices we pay for these fabrics are dependent on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse affect on our business.

The loss of or inability to enforce any trademarks that we establish and other proprietary know-how and trade secrets could adversely affect our business. We will depend heavily on trade secrets and the design expertise of particular designers. If any of our competitors copy or otherwise gain access to our trade secrets or develops similar products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

Risks Related to Our Company

One principal stockholder is able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.

As of May 11, 2007, our directors and officers as a group beneficially owned approximately 21% of our outstanding common stock. Therefore, our board of directors may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also has control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our success is dependent on our ability to protect our worldwide intellectual property rights, and our inability to enforce these rights could harm our business.

Our success depends to a significant degree upon our ability to protect and preserve any intellectual property we develop or acquire, including copyrights, trademarks, patents, service marks, trade dress, trade secrets and similar intellectual property. We rely on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect our proprietary rights. However, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly and we may not prevail.

Our products may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement upon the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from having our products manufactured or selling our products.

Risks Related to Our Securities

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

  quarterly variations in our operating results;

  changes in financial estimates by securities analysts;

  changes in market valuations or financial results of apparel companies;

  announcements by us or our competitors of new products, or significant acquisitions, strategic partnerships or joint ventures;

  any deviation from projected growth rates in revenues;

  any loss of a major customer or a major customer order;

  additions or departures of key management or design personnel;

  any deviations in our net revenue or in losses from levels expected by securities analysts;

  activities of short sellers and risk arbitrageurs; and

  future sales of our common stock.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high-fashion companies, which often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base and a limited number of products, there is substantial risk that our quarterly results will fluctuate.

The US Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the Rules which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Prices for our common stock may decline and investors may have difficulty selling their securities.

A trading market may not develop in the future and, if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

variations in our operating results;
changes in securities analysts’ estimates of our financial performance;
changes in general economic conditions and in the jewellery and clothes retail industry;
changes in market valuations of similar companies;
announcements by us or our competitors of significant new contracts with suppliers, acquisitions, strategic partnerships or joint ventures, or capital commitments; and, the addition or loss of key managerial personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through appreciation of the stock’s price.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer and our company’s principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as described below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Elk Brands Manufacturing Company, Inc. is suing Mynk Corporation for alleged payment owing of approximately $70,800. We believe that this claim is unfounded and we intend to fight it through all reasonable legal means. We believe that we will not be held liable for or be required to pay the amount claimed by Elk Brands. The claim was filed in the circuit court for Davidson County, Tennessee at Nashville on February 16, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2007, we issued 4,724,995 shares of our common stock to the former shareholders of Mynk in exchange for 100% of Mynk’s 13,000,000 issued and outstanding shares and as repayment for $690,000 in outstanding shareholder loans. We issued 1,757,690 of the common shares to three (3) non U.S. persons (as that term is defined in Regulation S and/or Section 4(2) promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S of the Securities Act of 1933. We issued 2,967,305 of the common shares to four (4) U.S. persons relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D of the Securities Act of 1933.

On February 27 and 28, 2007, we completed a private placement in which we issued 10,610,226 common shares and raised gross proceeds of approximately $4,774,601. Each common share was issued at a purchase price of $0.45. We issued the shares to fifty-one (51) non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued 33,332 common shares to one eight(8) U.S. person relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective February 12, 2007, we granted stock options to one director and officer of our company and two consultants. The director and officer is Stephen Soller, our new Chief Executive Officer and Director. We granted Stephen Soller options to purchase up to 1,800,000 shares of our common stock at an exercise price of $0.30 per share. The options will vest over a period of three years and expire five years from the date of grant. If the Mr. Soller ceases to be an employee of the company, the options will cease vesting and will expire after a period of time, as described in the option agreement. We issued the stock options relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

To the first consultant, we granted stock options to purchase up to 500,000 shares of our common stock at an exercise price of $0.45 per share. The options will vest over a period of three years and expire five years from the date of grant. If the consultant ceases to be a consultant of the company, the options will cease vesting and will expire after a period of time, as described in the option agreement. We issued the stock options relying on the exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

To the second consultant, we granted stock options to purchase up to 125,000 shares of our common stock at an exercise price of $0.45 per share. The options will vest over a period of three years and expire five years from the date of grant. If the consultant ceases to be a consultant of the company, the options will cease vesting and will expire after a period of time, as described in the option agreement. We issued the stock options relying on the exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

To the third consultant, we granted stock options to purchase up to 200,000 shares of our common stock at an exercise price of $0.45 per share. The options will vest over a period of three years and expire five years from the date of grant. If the consultant ceases to be a consultant of the company, the options will cease vesting and will expire after a period of time, as described in the option agreement. We issued the stock options relying on the exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

Effective January 18 2007, we granted stock options to one (1) officer of our company to purchase up to 250,000 shares of our common stock at an exercise price of $0.30 per share, exercisable until January 18, 2012. The stock options are being granted on a post-split basis as described in our preliminary Schedule 14C filed with the United States Securities and Exchange Commission on December 27, 2006 and our final Schedule 14C filed on January 16, 2007. We issued the stock options to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

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

Item 5. Other Information

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Form SB- 2 filed February 3, 2006).

3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed February 3, 2006).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

3.4	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

(10)	Material Contracts

10.1	PayPal User Agreement (incorporated by reference as Exhibit Number 10.1 of our Form SB-2 filed February 3, 2006).

10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2006).

10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk corporation, dated February 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2007).

10.4	Lease Agreement, dated January 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2007).

(31)	Section 302 Certifications

31.1*	Certification under Sarbanes-Oxley Act of 2002.

31.2*	Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

32.1*	Certification under Sarbanes-Oxley Act of 2002.

32.2*	Certification under Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.

By: /s/ Stephen Soller
Stephen Soller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2007

By: /s/ Felix Wasser
Felix Wasser
Chief Financial Officer and Director
(Principal Accounting Officer
and Principal Financial Officer)

Date: May 18, 2007