Form 10QSB
period 2007-06-30
Panglobal Brands Inc.
filed 2007-08-20
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-131531

PANGLOBAL BRANDS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8531711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5608 South Soto Street, Suite 102, Huntington Park, California 90255
(Address of principal executive offices)

323.588.1190
(Issuer’s telephone number, including area code)

Not applicable
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
Yes [   ]   No [X]

As of July 31, 2007, the Company had 26,731,771 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

Documents incorporated by reference:  None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

PANGLOBAL BRANDS INC.
INDEX

Page No.

PART I - FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets - June 30, 2007 (Unaudited) and September 30, 2006 (Restated)	4

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended June 30, 2007 and 2006 (Restated), Nine Months Ended June 30, 2007, Period from February 3, 2006 to June 30, 2006 (Restated), and Period from February 3, 2006 (Inception) to June 30, 2007 (Cumulative) (Restated)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) - February 3, 2006 (Inception) to June 30, 2007 (Restated)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2007, Period from February 3, 2006 to June 30, 2006 (Restated), and Period from February 3, 2006 (Inception) to June 30, 2007 (Cumulative) (Restated)	7

Notes to Condensed Consolidated Financial Statements - June 30, 2007 (Unaudited) and September 30, 2006 (Restated)	9

Item 2. Management’s Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	29

PART II - OTHER INFORMATION	29

Item 1 Legal Proceedings	29

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 Defaults Upon Senior Securities	29

Item 4 Submission of Matters to a Vote of Security Holders	29

Item 5 Other Information	30

Item 6 Exhibits	30

SIGNATURES	31

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,706,400	$150,922
Due from factor	188,379	---
Inventories	400,393	---
Prepaid expenses and other current assets	16,400	10,663
Total current assets	3,311,572	161,585
Property and equipment , net of accumulated depreciation and amortization of $5,711
at June 30, 2007	121,272	---
Deposits	10,800	---
Total assets	$3,443,644	$161,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$305,723	$47,811
Note payable	10,000	---
Notes payable to related parties	---	300,000
Total current liabilities	315,723	347,811

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value:
Authorized - 600,000,000 shares and 100,000,000 shares at June 30, 2007 and September
30, 2006, respectively
Issued and outstanding – 26,731,771 shares and 3,749,995 shares at June 30, 2007 and
September 30, 2006, respectively	2,673	375
Additional paid-in capital	5,998,558	646,635
Deficit accumulated during the development stage	(2,873,310)	(833,236)
Total stockholders’ equity (deficiency)	3,127,921	(186,226)
Total liabilities and stockholders’ equity (deficiency)	$3,443,644	$161,585

See accompanying notes to condensed consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

							Period from
						Period from	February 3,
				Nine		February 3,	2006
				Months		2006	(Inception) to
	Three Months Ended			Ended		(Inception) to	June 30,
	June 30,			June 30,		June 30,	2007
	2007		2006	2007		2006	(Cumulative)
			(Restated)			(Restated)	(Restated)

Net sales	$201,462	$	---	$382,084	$	---	$382,084
Cost of sales	590,264		---	1,006,442		---	1,006,442
Gross profit (loss)	(388,802)		---	(624,358)		---	(624,358)

Costs and expenses:
Design and development	152,211		57,473	229,481		107,501	547,595
Selling and shipping	88,972		52,023	326,391		68,864	446,164
General and administrative, including $279,370
and $-0- of stock-based compensation for the
three months ended June 30, 2007 and 2006,
respectively, $279,370 and $-0- for the nine
months ended June 30, 2007 and the period
from February 3, 2006 (inception) to June 30,
2006, respectively, and $279,370 for the
period from February 3, 2006 (inception) to
June 30, 2007 (cumulative)	643,018		88,470	904,857		129,405	1,150,896
Depreciation and amortization	4,733		---	5,711		---	5,711
Total costs and expenses	888,934		197,966	1,466,440		305,770	2,150,366
	(1,277,736)		(197,966)	(2,090,798)		(305,770)	(2,774,724)
Loan fees paid in common stock	---		(149,310)	---		(149,310)	(149,310)
Interest income	37,235		---	50,724		---	50,724
Net loss	$(1,240,501)		$(347,276)	$(2,040,074)		$(455,080)	$(2,873,310)

Net loss per common share - basic and diluted	$(0.06)		$(0.12)	$(0.19)		$(0.15)
Weighted average number of common shares
outstanding - basic and diluted	21,293,727		2,989,219	10,802,730		2,948,931

See accompanying notes to condensed consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from February 3, 2006 (Inception) to June 30, 2007 (Restated)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, February 3, 2006 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholders	2,884,612	288	497,412	—	497,700
Shares issued as loan fees	865,383	87	149,223		149,310
Net loss for the period February 3, 2006
(inception) to September 30, 2006 (restated)	—	—	—	(833,236)	(833,236)
Balance, September 30, 2006 (restated)	3,749,995	375	646,635	(833,236)	(186,226)
Shares issued in connection with reverse merger
transaction	11,396,550	1,140	(68,991)	—	(67,851)
Shares issued for debt repayment in connection
with reverse merger transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net of
offering costs of $21,900	10,610,226	1,061	4,751,641	—	4,752,702
Stock-based compensation	—	—	279,370	—	279,370
Net loss for the nine months ended June 30,
2007	—	—	—	(2,040,074)	(2,040,074)
Balance, June 30, 2007 (Unaudited)	26,731,771	$2,673	$5,998,558	$(2,873,310)	$3,127,921

See accompanying notes to condensed consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
		Period from	February 3,
	Nine	February 3,	2006
	Months	2006	(Inception) to
	Ended	(Inception) to	June 30,
	June 30,	June 30,	2007
	2007	2006	(Cumulative)
		(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(2,040,074)	$(455,080)	$(2,873,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,711	---	5,711
Stock-based compensation	279,370	---	279,370
Stock issued as loan fees	---	149,310	149,310
Changes in operating assets and liabilities:
(Increase) decrease in -
Due to factor	(188,379)	---	(188,379)
Inventories	(400,393)	---	(400,393)
Prepaid expenses and other current assets	(5,737)	---	(16,400)
Deposits	(10,800)	---	(10,800)
Increase (decrease) in -
Accounts payable and accrued expenses	200,061	3,064	247,872
Net cash used in operating activities	(2,160,241)	(302,706)	(2,807,019)

Cash flows from investing activities
Purchase of office equipment	(126,983)	---	(126,983)
Net cash used in investing activities	(126,983)	---	(126,983)

Cash flows from financing activities
Proceeds from sale of common stock to founders	---	495,000	497,700
Gross proceeds from private placements	4,774,602	---	4,774,602
Private placement offering costs	(21,900)	---	(21,900)
Proceeds from stockholders loans	390,000	---	690,000
Repayment of stockholders loans	(300,000)	---	(300,000)
Net cash provided by financing activities	4,842,702	495,000	5,640,402

Net increase in cash and cash equivalents	2,555,478	192,294	2,706,400
Balance at beginning of period	150,922	---	---
Balance at end of period	$2,706,400	$192,294	$2,706,400

(continued)

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

						Period from
				Period from		February 3,
		Nine		February 3,		2006
		Months		2006		(Inception) to
		Ended		(Inception) to		June 30,
		June 30,		June 30,		2007
		2007		2006		(Cumulative)
				(Restated)		(Restated)
Supplemental disclosures of non-cash investing and financing activities:
Liabilities assumed in connection with reverse merger		$67,851	$	---		$67,851

Common stock issued in payment of debt		$390,000	$	---		$390,000

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$	---	$	---	$	---

Income taxes	$	---	$	---	$	---

See accompanying notes to condensed consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (Unaudited) and September 30, 2006 (Restated)

1. Organization and Basis of Presentation

Organization

          EZ English Online Corp, a Delaware corporation (“EZ English”), was incorporated in the State of Delaware on March 2, 2005. EZ English sold common stock pursuant to a registration statement on Form SB-2 declared effective by the Securities and Exchange Commission on February 28, 2006, and raised gross proceeds of approximately $85,000. Through September 30, 2006, EZ English was a development stage company offering a teacher training course to teach English as a second language over the Internet.

          Beginning in December 2006, in conjunction with a new controlling shareholder acquiring approximately 79% of the issued and outstanding common shares, EZ English began a program to discontinue its existing business operations and prepare to enter the fashion industry. On February 2, 2007, in order to better reflect its future business operations and prepare for its acquisition of Mynk Corporation, a privately-held Nevada corporation (“Mynk”), EZ English completed a merger with its wholly-owned Delaware subsidiary, in order to effect a name change to Panglobal Brands Inc. (“Panglobal”), and effected a six-for-one forward split of its outstanding common stock. All common share amounts referred to herein are presented on a post-split basis. All options referred to herein were issued on a post-split basis.

Basis of Presentation

          On May 11, 2007, Mynk completed a transaction with Panglobal, whereby Mynk became a wholly-owned subsidiary of Panglobal (see Note 3). Panglobal was a development stage company and had terminated its prior operations by that date and was essentially a shell company seeking a new business opportunity. For financial reporting purposes, Mynk was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. The determination to account for this transaction as a reverse merger was based on the fact that the shareholders and officers of Mynk acquired effective control of Panglobal at the conclusion of the transactions described herein, through control of the Board of Directors and ownership of approximately 43% of the issued and outstanding shares of common stock of Panglobal. Additional factors that Panglobal considered in arriving at this determination included that through a series of planned and interdependent transactions beginning in December 2006, as disclosed in Panglobal’s prior filings with the Securities and Exchange Commission, Panglobal and its controlling shareholder (who owned approximately 79% of the outstanding common shares in December 2006) terminated Panglobal’s prior business operations, changed its name, appointed new officers and directors, entered into a series of stock-based transactions funded by Panglobal’s controlling shareholder to facilitate the acquisition and operations of Mynk, and raised approximately $4,750,000 of equity capital from investors to fund the business operations of Mynk as a wholly-owned subsidiary of Panglobal.

           The controlling shareholder of Panglobal returned 18,975,000 shares of common stock to the Company for cancellation immediately prior to the closing of the transaction on May 10, 2007. Of the 11,396,550 shares of common stock retained by the Panglobal shareholders on May 11, 2007 upon the closing of the transaction, 5,025,000 shares were owned by the controlling shareholder, resulting in the other public shareholders owning 6,371,550 shares. Of such 5,025,000 shares, 2,025,000 shares were subject to purchase and escrow agreements transferring such shares to new management at June 30, 2007, and the Company expects that most of the remaining 3,000,000 shares will also be transferred to new management subsequent to June 30, 2007.

          Accordingly, the historical financial statements presented herein are those of Mynk and do not include the historical financial results of Panglobal, except for the period subsequent to May 11, 2007. The stockholders’ equity section of Panglobal has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred.

Comparative financial statements for the periods ended June 30, 2006 reflect the results of operations of Mynk, the accounting acquirer in the reverse merger transaction. Unless the context indicates otherwise, Panglobal and Mynk are hereinafter referred to as the “Company”.

Interim Financial Information

          The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at June 30, 2007, the results of operations for the three months ended June 30, 2007 and 2006, the nine months ended June 30, 2007, the period from February 3, 2006 (Inception) to June 30, 2006, and the period from February 3, 2006 (Inception) to June 30, 2007 (Cumulative), and the cash flows for the nine months ended June 30, 2007, the period from February 3, 2006 (Inception) to June 30, 2006, and the period from February 3, 2006 (Inception) to June 30, 2007 (Cumulative). The balance sheet as of September 30, 2006 has been derived from Mynk’s audited financial statements (as restated) as of that date.

           Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.

          Operating results for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2007.

2. Business Operations and Summary of Significant Accounting Policies

Nature of Operations

          Mynk was incorporated in Nevada on February 3, 2006 to engage in the business of design, manufacture and distribution of clothing and accessories throughout the United States and Canada. The Company sells its products through a network of wholesale accounts.

          The Company is considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it had not yet commenced any material revenue-generating operations, did not have any material cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company has elected September 30 as its fiscal year-end.

Going Concern and Plan of Operations

          The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any material revenues from operations to date, which raises substantial doubt about its ability to continue as a going concern.

          The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations. As of June 30, 2007, the Company had an accumulated deficit of $2,873,310, and had incurred a net loss of $2,040,074 and used net cash in operating activities of $2,160,241 for the nine months ended June 30, 2007. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          At June 30, 2007, the Company had not yet commenced any material revenue-generating operations. Principal activity through June 30, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. As such, the Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to February 28, 2007, the Company’s cash requirements were funded by advances from Mynk’s founders. On February 27, 2007, the Company completed an initial closing of its private placement (see

Note 3), selling 9,426,894 shares of common stock at a price of $0.45 per share and receiving net proceeds of $4,220,203. On February 28, 2007, the Company completed a second closing of its private placement, selling 1,183,332 shares of common stock at a price of $0.45 per share and receiving net proceeds of $532,499.

Principles of Consolidation

          The accompanying condensed consolidated financial statements include the financial statements of Panglobal and its wholly-owned subsidiary, Mynk. All intercompany balances and transactions have been eliminated in consolidation.

Inventories

          Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At June 30, 2007, inventories consisted of finished goods, work-in-process and raw materials.

Revenue Recognition

          The Company recognizes revenue from the sale of merchandise to its wholesale accounts when products are shipped and the customer takes title and assumes the risk of loss, collection of the relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or otherwise determinable. Sales allowances are recorded as a reduction to revenue. The Company records sales returns as a reduction to revenue in the period in which they are received. For the three months and nine months ended June 30, 2007, the Company recognized sales returns of $68,496 and $258,664, respectively. Management has evaluated the effects of estimating and accruing for sales returns in the current and prior periods and determined the impact to be immaterial at this time.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, such cash and cash equivalents may exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

          For federal income tax purposes, substantially all expenses must be deferred until the Company commences business operations and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance for the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Stock-Based Compensation

          Effective February 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the period of benefit, which is generally the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after February 3, 2006 (Inception).

          The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Adoption of New Accounting Policies

          In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company adopted EITF 00-19-2 effective December 31, 2006.

          Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

          The Company currently files or has in the past filed income tax returns in Canada and the United States. The Company is subject to tax examinations by tax authorities for tax years ending in 2006 and subsequently.

          The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its consolidated financial statements.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements.

          Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Loss per Common Share

          Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The 2,884,612 shares of common stock issued to the founders of Mynk in conjunction with the closing of the reverse merger transaction on May 11, 2007 have been presented as outstanding for all periods presented.

Design and Development

          Design and development costs related to the development of new products are expensed as incurred.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

          Property and equipment are recorded at cost. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or sold, the property accounts and related accumulated depreciation and amortization accounts are relieved, and any resulting gain or loss is included in operations.

          Depreciation is computed on the straight-line method based on the estimated useful lives of the assets of five years. Leasehold improvements are amortized over the remaining life of the related lease, which has been determined to be shorter than the useful life of the asset.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and due to stockholder approximate their respective fair values due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

3. Share Exchange Agreement and Private Placement

          As a result of the sale of the 10,610,226 shares of common stock in late February 2007 at a per share price of $0.45, and the acquisition of Mynk by Panglobal effective May 11, 2007, the Company has determined that the grant date fair value charge to operations for all stock options and other similar stock-based compensation that is amortizable over future periods should begin on May 11, 2007, since that is the date on which acquisition occurred and the period of benefit therefore began. Since the Company’s common stock traded on a very limited and sporadic basis prior to May 11, 2007, the Company has also determined that the best indicator of fair value of the Company’s common stock on May 11, 2007 was the $0.45 per share cash price paid by the investors in the recent private placement, who owned approximately 40% of the issued and outstanding shares of common on May 11, 2007. These determinations affect the accounting for the stock-based transactions noted below.

Share Exchange Agreement

          On May 11, 2007, pursuant to a Share Exchange Agreement dated as of February 15, 2007 (the “Share Exchange Agreement”) by and among Panglobal, the shareholders of Mynk Corporation (“Selling Shareholders”) and Mynk, Panglobal issued 3,749,995 shares of its common stock in exchange for all of the issued and outstanding shares of Mynk, issued 975,000 shares of it common stock in payment of $390,000 of outstanding loans to Mynk, and agreed to reimburse a shareholder of Mynk up to $100,000 for outstanding amounts due (the “Exchange”). Previously, on February 3, 2006, Mynk had issued 10,000,000 shares of its common stock to its founders for $497,700 in cash, and 3,000,000 shares of its common stock valued at $149,310, as loan fees on June 20, 2006, for a total of 13,000,000 shares, which constituted all of the issued and outstanding shares of Mynk prior to the Exchange. The share exchange was conducted on the basis of 0.2884615 common shares of Panglobal for every one common share of Mynk. As a result of the Exchange, Mynk became a wholly-owned subsidiary of Panglobal.

          The Company also agreed to file with the Securities and Exchange Commission, within a reasonable time following the closing of the Share Exchange Agreement, a registration statement on Form SB-2 to effect the registration of half of the shares of the common stock that were issued to Mynk shareholders pursuant to the Share Exchange Agreement. There is no specified filing deadline or financial penalty if the Company fails to file the registration statement.

          Pursuant to the Exchange, Panglobal issued to the Selling Shareholders 3,749,995 shares of its common stock. Panglobal had a total of 26,731,771 shares of common stock issued and outstanding after giving effect to the Exchange and the 10,610,226 shares of common stock issued in the Company’s two private placements.

          As a result of the Exchange and the shares of common stock issued in the two private placements, on May 11, 2007, the stockholders of the Company immediately prior to the Exchange owned 11,396,550 shares of common stock, equivalent to approximately 43% of the issued and outstanding shares of the Company’s common stock, and the Company is now controlled by the former stockholders of Mynk.

Private Placements

          On February 27, 2007, in anticipation of the Exchange, the Company sold an aggregate of 9,426,894 shares of its common stock to fifty accredited investors in an initial closing of its private placement at a per share price of $0.45, resulting in aggregate gross proceeds to the Company of $4,242,103. Net cash proceeds to the Company, after the deduction of all private placement offering costs and expenses of $21,900, were $4,220,203.

          On February 28, 2007, the Company sold an aggregate of 1,183,332 shares of its common stock to nine accredited investors in a second closing of the private placement at a per share price of $0.45, resulting in aggregate gross proceeds to the Company of $532,499. Net cash proceeds to the Company were also $532,499.

          Stephen Soller, the Company’s Chief Executive Officer, purchased 291,666 shares in the private placement for $131,250. Craig Soller, the brother of Stephen Soller and a consultant to the Company, purchased 244,444 shares of common stock in the private placement for $110,000. Three Mynk shareholders also purchased an aggregate of 299,999 shares in the private placement for $134,500.

Stock Options

          On January 18, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Felix Wasser, the Company’s Chief Financial Officer, a stock option to purchase an aggregate of 250,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one quarter vesting every six months through January 18, 2009. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through January 18, 2009. During the three months and nine months ended June 30, 2007, the Company recorded a charge to operations of $7,313 with respect to this option.

          On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the three months and nine months ended June 30, 2007, the Company recorded a charge to operations of $31,909 with respect to this option.

          The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%.

          On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On June 30, 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $345,000 ($0.92 per share), which resulted in a charge to operations of $15,677 during the three months and nine months ended June 30, 2007. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

          On February 12, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.45; expected life – 4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% . On June 30, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.02; exercise price - $0.45; expected life – 4.625 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

          On August 7, 2007, the Company granted a consultant a stock option to purchase 100,000 shares of common stock exercisable for a period of one year at $0.45 per share, all of which were fully vested upon issuance, for past services through June 2007. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $69,000 ($0.69 per share), and was charged to operations at June 30, 2007. For presentation purposes, these options have been treated as granted and exercisable as of June 30, 2007. At August 7, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.00; exercise price - $0.45; expected life – 1 year; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%.

          During the period from February 3, 2006 (Inception) through September 30, 2006, the Company did not issue any stock options.

          A summary of stock option activity for the nine months ended June 30, 2007 is as follows:

Weighted
			Weighted	Average
	Number		Average	Remaining
	of		Exercise	Contractual
	Shares		Price	Life (Years)

Options outstanding at September 30, 2006	---	$	---	---
Granted	2,525,000		0.328	4.84
Exercised	---		---	---
Cancelled	---		---	---
Options outstanding at June 30, 2007	2,525,000		$0.328	4.48
Options exercisable at June 30, 2007	100,000		$0.450	1.00

          The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $1,746,750.

Share Purchase Agreements

          In anticipation of the closing of the Exchange and Private Placements, additional compensatory transactions were entered into pursuant to various Share Purchase Agreements between Jacques Ninio, the controlling shareholder of Panglobal at that time, and the Chief Executive Officer and certain other consultants. Since these transactions were intended to benefit the Company and were entered into by an affiliate of the Company, the Company has recorded these transactions on its financial statements as follows:

          On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, purchased 519,250 shares of common stock from two former founding shareholders of Mynk at a price of $0.325 per share. The fair value of this transaction was determined to be in excess of the purchase price by $64,904 ($0.125 per share), reflecting the difference between the $0.325 purchase price and the $0.45 private placement price, and was charged to operations on May 11, 2007.

           On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months and nine months ended June 30, 2007, the Company recorded a charge to operations of $81,000 with respect to this transaction.

          On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On June 30, 2007, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $229,000 ($1.02 per share), which resulted in a charge to operations of $9,563 during the three months and nine months ended June 30, 2007. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

         On February 12, 2007, the fair value of the aforementioned share purchases was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.0001; expected life – 1.25 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%. On May 11, 2007, the fair value of the aforementioned share purchases was calculated using the following Black-Scholes input variables: stock price of grant - $0.45; exercise price - $0.0001; expected life – 3 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%. At June 30, 2007, the fair value of the aforementioned share purchase was calculated using the following Black-Scholes input variables: stock price of grant - $1.02; exercise price - $0.0001; expected life – 2.875 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%.

4. Due from Factor

          The Company uses a factor for credit administration purposes. Under the factoring agreement, the factor purchases substantially all of the Company’s accounts receivable for the factoring charge of 1% of the gross invoice amount of each account receivable, with a minimum aggregate commission of $20,000 per year, determined annually on October 12 of each year. In cases where the factor approves the customer’s credit, the account is sold without recourse and the factor assumes all credit risk. In those cases where the factor does not approve the customer’s credit, the Company bears the credit risk. The Company is also contingently liable to the factor for merchandise disputes, customer claims, and other charge-backs on receivables sold to the factor. For the three months and nine months ended June 30, 2007, the Company paid a total of $2,207 and $5,799, respectively, to the factor. At June 30, 2007, due from factor totaled $188,379, including $14,286 in accounts receivable with recourse.

5. Inventories

          Inventories consist of the following at June 30, 2007:

Finished goods	$158,938
Work-in-process	48,128
Raw materials	193,327
$400,393

6. Property and Equipment

          A summary of property and equipment at June 30, 2007 is as follows:

Machinery and equipment	$109,480
Furniture and fixtures	15,403
Leasehold improvements	2,100
126,983
Less accumulated depreciation and amortization	(5,711)
$121,272

          Depreciation and amortization expense for the three months and nine months ended June 30, 2007 was $4,733, and $5,711, respectively.

7. Accounts Payable – Major Vendors

          During the three months ended June 30, 2007, purchases from one supplier amounted to $53,538, or 35% of total purchases. During the nine months ended June 30, 2007, purchases from two suppliers amounted to $179,971, or 37% of total purchases. No amounts were due these suppliers as of June 30, 2007.

8. Note Payable

          The note payable at June 30, 2007 of $10,000 is unsecured, non-interest-bearing and due on demand.

9. Related Party Transactions

          Since inception, Mynk’s founding stockholders have periodically made advances to the Company to meet various financing and operating requirements. All such loans and advances have been unsecured, non-interest-bearing and due on demand. At September 30, 2006, notes payable to such related parties totaled $300,000. All such loans and advances were repaid in full by May 11, 2007.

          During the three months and nine months ended June 30, 2007, the Company paid $53,420 and $89,796, respectively, to an accounting firm owned by the Company’s Chief Financial Officer for professional services.

          During the period from February 3, 2006 (Inception) to June 30, 2006, certain stockholders of Mynk agreed to provide advances as described above in exchange for the issuance to them of 3,000,000 shares of Mynk common stock. The Company valued such shares at the price per share paid by the founding Mynk stockholders (see Note 10), resulting in a charge to operations for loan fees paid in common stock of $149,310 during the period from February 3, 2006 (Inception) to June 30, 2006.

          Craig Soller, the brother of the Company’s Chief Executive Officer, Stephen Soller, is a consultant to the Company. See Note 3 for transactions involving Craig Soller.

10. Common Stock

          Prior to December 15, 2006, the Company’s Articles of Incorporation authorized the issuance of 100,000,000 shares of the Company’s common stock with a par value of $0.0001 per share. On February 2, 2007 the Company increased the number of its authorized shares of common stock to 600,000,000 shares. The Company does not have any preferred stock authorized.

          On February 2, 2007, the Company effected a six-for-one forward split of its outstanding common stock. All common share amounts referred to herein are presented on a post-split basis. All options referred to herein were issued on a post-split basis.

          Mynk’s initial capitalization consisted of cash of $497,700 in exchange for the issuance of 10,000,000 shares of Mynk common stock (equivalent to 2,884,612 shares of Panglobal common stock).

          On May 11, 2007, pursuant to a Share Exchange Agreement dated as of February 15, 2007 (the “Share Exchange Agreement”) by and among Panglobal, the shareholders of Mynk Corporation (“Selling Shareholders”) and Mynk, Panglobal issued 3,749,995 shares of its common stock in exchange for all of the issued and outstanding shares of Mynk, issued 975,000 shares of it common stock in payment of $390,000 of outstanding loans to Mynk, and agreed to reimburse a shareholder of Mynk up to $100,000 for outstanding amounts due (the “Exchange”). Previously, on February 3, 2006, Mynk had issued 10,000,000 shares of its common stock to its founders for $497,700 in cash, and 3,000,000 shares of its common stock valued at $149,310, as loan fees on June 20, 2006, for a total of 13,000,000 shares, which constituted all of the issued and outstanding shares of Mynk prior to the Exchange. The share exchange was conducted on the basis of 0.2884615 common shares of Panglobal for every one common share of Mynk.

11. Commitments and Contingencies

          The Company leases a facility in which the corporate offices are located under a month-to-month lease. No future minimum fixed annual rent payments are required under the operating lease. Minimum rent is expensed as incurred. Total rent expense for the three months and nine months ended June 30, 2007 was $16,474 and $34,254, respectively. There was no rent expense for the three months ended June 30, 2006, or for the period from February 3, 2006 (Inception) to June 30, 2006.

          The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

12. Restatement

          As a result of recording a charge to operations of $149,310 on June 20, 2006 for the cost associated with the issuance of 865,383 shares of the Company’s common stock for loan fees (see Notes 9 and 10), the previously issued financial statements of Mynk as of September 30, 2006, and for the period from February 3, 2006 (Inception) to September 30, 2006, have been restated.

          As a result of the restatement, for the period from February 3, 2006 (Inception) to September 30, 2006, net loss increased by $149,310, to $833,236 ($0.26 per share) from $683,926 ($0.21 per share). Cash flows from operating activities did not change during the period from February 3, 2006 (Inception) to September 30, 2006. As of September 30, 2006, there was no change in assets, liabilities or total stockholders’ deficiency.

13. Subsequent Events

          On August 7, 2007, in connection with the termination of a consulting agreement on June 25, 2007, the Company agreed to pay a consultant $10,000 in cash and issue to him a fully-vested stock option to purchase 100,000 shares of common stock at an exercise price of $0.45 per share for a period of one year. The transaction has been recorded by the Company as of June 30, 2007 (see Note 3).

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Corporate Overview and History

We were incorporated on March 2, 2005, under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation we were engaged in the development of an online teacher training course to teach English as a second language. Our principal offices are located 5608 South Soto Street, Suite 102, Huntington Park, California 90255, and our telephone number is 323.588.1190.

On July 3, 2006, our common stock was approved for quotation on the OTC Bulletin Board.

On February 2, 2007, we effected a forward stock split of our authorized and issued and outstanding shares on a six-for-one basis. The forward split resulted in the increase of our authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001.

On February 2, 2007, we completed a merger with our wholly owned subsidiary Panglobal Brands Inc. As a result, we changed our name from EZ English Online Inc. to Panglobal Brands Inc. Our subsidiary was incorporated on January 22, 2007, specifically for the purpose of the merger.

The six-for-one forward stock split, merger and name change became effective with NASDAQ’s OTC Bulletin Board on February 6, 2007 and our trading symbol was changed to “PNGB”.

On May 11, 2007, we acquired all of the issued and outstanding shares of Mynk Corporation. Mynk is now our wholly-owned, operating subsidiary. With the acquisition of Mynk, we changed our business focus to that of our newly acquired subsidiary and are now engaged in the business of the design, production and sale of clothing and accessories. We intend to acquire and create brands for the contemporary apparel market in the U.S. and international markets. We have hired sixteen (16) employees.

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

Employees

As of August 20, 2007, we have 15 full-time employees: two (2) are design staff , six (10) are production staff and three (3) are management/administration staff. We also have one (1) part-time employee, who is in management. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Plan of Operation and Cash Requirements

The Company is considered a development stage company and has not yet commenced any material revenue-generating operations, does not have any material cash flows from operations, and is dependent on debt and equity funding to finance its operations. The Company is still in the process of developing its business plans with respect to specific product lines and markets. The Company incurred a negative gross margin for the three months and nine months ended June 30, 2007 as a result of an insufficent amount of sales to absorb the fixed components of cost of sales. In addition, the Company incurred significant costs with respect to design and development, selling and shipping, and general and administrative (including stock-based compensation) during the three months and nine months ended June 30, 2007, which are expected to increase in the future.

For the next 12 months we plan to expend a total of approximately $27,495,000 in acquiring the designs for our clothing and accessories, having them manufactured, distributed and sold, including marketing and sales. Specifically, we estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Estimated Expenses for the Next Twelve Months
Officer, Employee and Contractor Salaries	$2,900,000
Purchase of Samples Purchases and Piece Goods	$124,000
Fabrics and Manufacturing	$16,752,000
Sales and Marketing	$530,000
International Intellectual Property	$30,000
Legal and Accounting Fees	$400,000
Other General and Administrative Expenses	$1,260,000
Total	$21,596,000

The Plan of Operation figures listed above are predicated on many assumptions, any one of which could be inaccurate, resulting in substantially different results from those indicated above. We are an early stage company which is still developing its market and business. We are targeting certain types of sales in the clothing business but there is no assurance that we will be successful in penetrating our intended market. Ability to penetrate markets depends on a number of factors, all in which we do not yet have an established history, including quality product, competitive pricing, reliable delivery, strong management and successful sales and marketing. In particular, our costs of manufacturing figures listed above assume substantial sales volumes which may not materialize. Even if anticipated sales volumes do materialize, we may find that start up and other costs are considerably higher than anticipated, resulting is losses. If we do not generate the revenues that we expect, our fixed costs will likely cause considerable losses. Readers should refer to the Risk Factors section in this Form 10-QSB.

Liquidity and Capital Resources

Overview

As of June 30, 2007, we had $2,706,400 in cash, $315,723 in current liabilities and $2,995,849 of working capital.

On February 27 and 28, 2007, we raised approximately $4,774,602 through the sale of our equity securities in private placement transactions. We have also earned revenues from the sale of our fall product line. With the money we raised through the private placements and the revenue we earned through the sale of our products, we expect to be able to pay our operating expenses for approximately the next six months. At that point, we anticipate that we will earn further revenues through the sale of our next product line. However, we anticipate requiring further corporate financing in the next twelve months to carry out our business plan.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. Significant estimates include (or are expected to include) inventories, revenue recognition, stock-based compensation and income taxes.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At June 30, 2007, inventories consisted of finished goods, work-in-process and raw materials.

Revenue Recognition

The Company recognizes revenue from the sale of merchandise to its wholesale accounts when products are shipped and the customer takes title and assumes the risk of loss, collection of the relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or otherwise determinable. Sales allowances are recorded as a reduction to revenue. The Company records sales returns as a reduction to revenue in the period in which they are received. Management has evaluated the effects of estimating and accruing for sales returns in the current and prior periods and determined the impact to be immaterial at this time.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Stock-Based Compensation

Effective February 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the period of benefit, which is generally the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after February 3, 2006.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, expected dividend and interest rates, the expected volatility of the Company’s stock over the term of the awards, and actual and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

Risks Related to Our Company

Our principal stockholders may be able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.

As of August 20, 2007, our directors and officers as a group beneficially owned approximately 21% of our outstanding common stock. Therefore, our board of directors may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

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

  changes in general economic conditions and in the jewelry and clothes retail industry;

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer and our company’s principal financial officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report. Management arrived at this determination as a result of having identified a stock-based compensation accounting issue that caused it to restate the financial statements of Mynk Corporation for the three months ended June 30, 2006, the period from February 3, 2006 (Inception) to June 30, 2006, and the period from February 3, 2006 (Inception) to September 30, 2006. The Company is addressing this issue by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to its accounting department, and retaining qualified advisors to assist the company in addressing technical accounting issues.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Form SB- 2 filed February 3, 2006).

3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed February 3, 2006).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

3.4	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

(10)	Material Contracts

10.1	PayPal User Agreement (incorporated by reference as Exhibit Number 10.1 of our Form SB-2 filed February 3, 2006).

10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2006).

10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2007).

10.4	Lease Agreement, dated January 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2007).

(31)	Section 302 Certifications

31.1*	Certification under Sarbanes-Oxley Act of 2002.

31.2*	Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification under Sarbanes-Oxley Act of 2002.

32.2*	Certification under Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.
          (Registrant)

By: /s/ STEPHEN SOLLER
Stephen Soller
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2007

By: /s/ FELIX WASSER
Felix Wasser
Chief Financial Officer
(Principal Accounting Officer
and Principal Financial Officer)

Date: August 20, 2007