Form 10KSB
period 2007-09-30
Panglobal Brands Inc.
filed 2008-01-15
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-131531

PANGLOBAL BRANDS INC.
(Name of small business issuer in its charter)

Delaware	20-8531711
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5608 S. Soto Street, Huntington Park, CA 90255
(Address of principal executive offices)

323 588-1190
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year ended September 30, 2007 is $592,046.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

6,605,896 common shares @ $0.85 (1) = $5,615,011

(1) Represents the price at September 30, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

29,630,530 common shares issued and outstanding as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 6 of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", means Panglobal Brands Inc. and our wholly-owned subsidiary, Mynk, Inc. unless otherwise indicated.

Business Development

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

On February 2, 2007, we affected a forward stock split of our authorized and issued and outstanding shares on a six-for-one basis. The forward split resulted in the increase of our authorized capital from 100,000,000 shares of common stock with a par value of $0.0001 to 600,000,000 shares of common stock with a par value of $0.0001.

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

Business of Issuer

Our strategy is to build a series of apparel brands, consisting mainly of women’s apparel, and to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest and most fashionable clothing and accessories. We plan to update our product offerings continually to be seen as a trend setter in fashionable clothing and accessories. We also are targeting the junior market and design, have manufactured and sell junior denim, t-shirts, dresses and other apparel. Lastly, based upon our branded products, we expect to be offered the opportunity to manufacture private label women’s apparel including dresses, skirts and knit and woven tops.

We operate all of our apparel businesses through our wholly-owned subsidiary, Mynk, Inc.

Our divisions are aggregated into four major consumer market product groupings. The major consumer divisions are as follows:

HAUTEUR MYNK-Hauteur Mynk is a trademarked brand name selling premium denim jeans, skirts, dresses and shorts. All of the sales through September 30, 2007 have been sales of Mynk denim. Mynk is currently sold at Saks Fifth Avenue and approximately 100 premium boutiques throughout the U.S. Mynk products are manufactured in Los Angeles using Italian denim fabric. The product’s image is a low-rise, soft, sexy look perfect for evening wear and is available for both women and men. The retail price point ranges from $200-240 for denim bottoms. Competition is strong from larger companies including Seven, True Religion, Paige Denim, Citizens for Humanity, Rock and Republic, etc.

NELA-Nela designs, merchandises and sells women's better dresses and sportswear using Italian prints and related fabrics. The dresses are manufactured under contract in Asia and a royalty fee will be paid to the Italian fabric manufacturer. There have been no sales of Nela dresses to date; however, there is a backlog beginning February 2008 extending through May. Nela will be sold through high-end department stores and boutiques catering to a contemporary woman 30+ years old. Retail prices points range from $280-400 and competition includes well-known designers such as Diane von Furstenburg, Marc by Marc Jacobs, Rozae Nichols, Milly, Tibi, etc.

TEA AND HONEY-Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products are expected to commence sales after May 2008 and will be manufactured in Asia. Prospective retail customers include Federated department store chains and stores such as Anthropologie, etc. Competition includes Velvet, Ella Moss and A Common Thread.

SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel and is manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. There have been no sales of Sosik or private label junior products to-date; however, a significant backlog exists with shipments commencing late January, 2008 extending through April. It is anticipated that greater than 50% of our revenue for our fiscal year ending September 30, 2009 will be from Sosik and junior products. Customers included in our sales backlog include Charlotte Russe, Forever 21, Wet Seal, Guess, Ross and Limited Too.

PRIVATE LABEL- Lastly, based upon our branded products, we expect to be offered the opportunity by major department stores to design, merchandise and manufacture private label women’s apparel including dresses, skirts and knit and woven tops. There have been no sales of private label products to date; however, our backlog for shipments beginning January, 2008 includes customers such as Sears Holdings and Victoria’s Secret.

We anticipate no significant change in our products lines or new apparel industry divisions. In all of our divisions, we purchase finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. We have not experienced difficulty in obtaining finished goods or raw materials essential to our business in any of our apparel businesses.

We plan to continue to manufacture our products to order and not carry inventory with the exception of Hauteur Mynk denim products to meet the delivery requirements of our customers. Denim jeans tend to be sold in small quantities to boutiques with replenishment of the same styles and washes occurring on a continuing basis.

We plan to continue to outsource our warehousing and shipping functions to a third party warehousing company designed to ship apparel products for multiple companies.

We maintain a company website at www.panglobalbrand.com where examples of our products can be seen.

Consulting Agreement for Sosik Division

On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions. Consulting fees totaling $452,125 are payable between September 2007 and June 2008. For the year ending September 30, 2007 $90,425 in consulting fees were paid. In addition, Consultant shall earn a 3.5% commission on Sosik and Junior divisions net sales. Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. We recorded an expense to operations in the amount of $85,000 for shares earned for September, 2007.

Consultant and Panglobal Brands Inc. have established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. Consultant can earn up to 1,500,000 common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;
(ii)	500,000 shares upon meeting the sales target for calendar year 2009;
(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. These contract manufacturers are found in Asia and the United States and they will manufacture our garments on an order-by-order basis. We believe that we will be able to meet our production needs in this way. Although the various fabrics that we intend to use in the manufacture of our products will be of the high quality, they are available from many suppliers in the United States and abroad.

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

Employees

As of January, 2008, we have 51 full-time employees: two (2) are executive, nine (9) are design staff, fifteen(15) are production staff, seventeen (17) are sewing staff, four (4) are sales staff and four (4) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we plan to invest in computer hardware, system applications and networks to provide increased efficiencies and enhanced controls.

Trademarks

We own the trademark “Hauteur Mynk” and have applications pending for the balance of our branded apparel products.

Marketing

We market our products directly through our sales staff as well as through showrooms which carry multiple lines of apparel products. In addition we attend industry trade shows.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

If we are unable to enforce our intellectual property rights or otherwise protect our intellectual property, then our business would likely suffer.

Our success depends to a significant degree upon our ability to protect and preserve any intellectual property we develop or acquire, including copyrights, trademarks, patents, service marks, trade dress, trade secrets and similar intellectual property. We rely on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect our proprietary rights. However, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we may develop, causing us to lose sales or otherwise harm our business. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business. If any of these risks arise, our business would likely suffer.

Risks Related to Our Company

We lack an operating history and have losses which we expect to continue into the future. Our auditor has stated that we have incurred a loss from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Our inception date is February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception (February 3, 2006) was $4,758,107 as of September 30, 2007. In its audit report dated January 14, 2008, our auditor stated that we have incurred a loss from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our total costs and expenses since inception (February 3, 2006) to September 30, 2006 were $3,387,236, of which $2,078,985 was for general and administrative expenses, $683,833 was for design and development and $611,591 was for selling and shipping.

Based upon current plans, we expect to incur operating losses in future periods because we will continue to incur expenses. We cannot guarantee that we will be successful in becoming profitable in the future. Failure to become profitable would cause us to go out of business.

Our management may be able to control substantially all matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders and cause investors to lose some or all potential benefit from their investment.

As of December 31, 2007, our directors and officers as a group beneficially owned approximately 21% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock. If the interests of our directors and officers conflict with those of our investors, investors could lose some or all of the potential benefit of their investment.

Risks Related to Our Securities
Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our incorporation (March 2, 2005), and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

  activities of short sellers and risk arbitrageurs; and,

  future sales of our common stock.

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

The U.S. Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

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

Item 2.	Description of Property.

Our executive and head office is located at 5608 South Soto Street, Huntington Park, CA 90255. This operating facility functions as our main operating facility. We believe our current premises are not adequate for our current operations and have signed a three year lease commencing January 1, 2008 for 18,200 square feet located at 2853 E. Pico Blvd., Los Angeles, CA 90023.We plan to move into these premises late January.

Commencing October 1, 2007, we leased 499 square feet for three years as a sales showroom for our Sosik division at California Market Center, 110 East Ninth Street, Suite A0823, Los Angeles, CA 90079.

Commencing November 1, 2007, we leased 2,609 square feet for 5 years as a sales showroom for our Nela/Mynk/Tea and Honey divisions at 250 West 39th Street, New York, New York.

Commencing December 1, 2007, we leased 1,337 square feet for 3 years, eight months as a sales showroom for our Sosik division at 530 7th Avenue 27th Floor, New York, New York.

Item 3.	Legal Proceedings.

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

Elk Brands Manufacturing Company, Inc. is suing Mynk, Inc. for an alleged payment owing of approximately $70,800. We believe that this claim is unfounded and we intend to fight it through all reasonable legal means. We believe that we will not be held liable for or be required to pay the amount claimed by Elk Brands. The claim was filed in the circuit court for Davidson County, Tennessee at Nashville on February 16, 2007.

On October 19, 2007, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Unger Fabrik, LLC, a Delaware limited liability company, against our company, Mark Cywinski, Craig Soller and Stephen M. Soller, our chief executive officer and a director and our company. The complaint makes several allegations, including breach of contract, unfair competition and unfair business practices. The plaintiff is seeking monetary damages, punitive damages, injunctions, restitution, attorney fees, pre and post judgment interest and any further relief that the Court deems just and proper. We intend to defend ourselves against this lawsuit. The date of the next event in relation to this lawsuit is not yet known.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock was originally quoted on the OTC Bulletin Board under the symbol "EZEO", but there had not been a trade of our common stock under that symbol. On February 6, 2007 the symbol was changed to “PNGB”.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "PNGB". The following quotations obtained from Yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years and the interim period ended December 31, 2007 are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007	$1.09	$0.65
September 30, 2007	$1.05	$0.55
June 30, 2007	$1.05	$0.80
March 31, 2007	$3.00	$0.40
December 31, 2006	$0.65	$0.25

September 30, 2006	*	*
June 30, 2006	*	*
March 31, 2006	*	*

* Indicates no bids.

On January 11, 2008, the shareholders’ list for our common stock showed 103 registered stockholders and 29,650,530 shares issued and outstanding.

We have no other classes of securities.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

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

On October 23, 2007, we closed a private placement of 2,871,759 units for gross proceeds of $2,153,819.25. Each unit was sold for $0.75 and consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $1.00 per warrant share until October 23, 2008 and at $1.50 per warrant share until the warrants expire on October 23, 2009.

We issued 1,603,426 units pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to eleven (11) investors who are “accredited investor” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act. Charles Lesser, Chief Financial Officer of the Company, purchased 200,000 units in the private placement for $150,000.

We issued 1,268,333 units to seven (7) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended September 30, 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page xx of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

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

On February 2, 2007, we affected a forward stock split of our authorized and issued and outstanding shares on a six-for-one basis. The forward split resulted in the increase of our authorized capital from 100,000,000 shares of common stock with a par value of $0.0001 to 600,000,000 shares of common stock with a par value of $0.0001.

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

Our Current Business

Business Strategy

Our strategy is to build a series of apparel brands, consisting of mainly women’s apparel, and to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest and most fashionable clothing and accessories. We plan to update our product offerings continually to be seen as a trend setter in fashionable clothing and accessories. We also are targeting the junior market and design, have manufactured and sell junior denim, t-shirts, dresses and other apparel. Lastly, based upon our branded products, we expect to be offered the opportunity to manufacture private label women’s apparel including dresses, skirts and knit and woven tops.

We operate all of our apparel businesses through our wholly-owned subsidiary, Mynk, Inc.

Our divisions are aggregated into four major consumer market product groupings. The major consumer divisions are as follows:

HAUTEUR MYNK-Hauteur Mynk is a trademarked brand name selling premium denim jeans, skirts, dresses and shorts. All of the sales through September 30, 2007 have been sales of Mynk denim. Mynk is currently sold at Saks Fifth Avenue and approximately 100 premium boutiques throughout the U.S. Mynk products are manufactured in Los Angeles using Italian denim fabric. The product’s image is a low-rise, soft, sexy look perfect for evening wear and is available for both women and men. The retail price point ranges from $200-240 for denim bottoms.

Competition is strong from larger companies including Seven, True Religion, Paige Denim, Citizens for Humanity, Rock and Republic, etc.

NELA-Nela designs, merchandises and sells women's better dresses using Italian prints and related fabrics. The dresses are manufactured under contract in Asia and a royalty fee will be paid to the Italian fabric manufacturer. There have been no sales of Nela dresses to date; however, there is a backlog beginning February 2008 extending through May. Nela will be sold through high-end department stores and boutiques catering to a contemporary woman 30+ years old. Retail prices points range from $280-400 and competition includes well-known designers such as Diane von Furstenburg, Marc by Marc Jacobs, Rozae Nichols, Milly, Tibi, etc.

TEA AND HONEY-Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products are expected to commence sales after May 2008 and will be manufactured in Asia. Prospective retail customers include Federated department store chains and stores such as Anthropologie, etc. Competition includes Velvet, Ella Moss and A Common Thread.

SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel and is manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. There have been no sales of Sosik or private label junior products to-date; however, a significant backlog exists with shipments commencing late January, 2008 extending through April. It is anticipated that greater than 50% of our revenue for our fiscal year ending September 30, 2009 will be from Sosik and junior products. Customers included in our sales backlog include Charlotte Russe, Forever 21, Wet Seal, Guess, Ross and Limited Too.

PRIVATE LABEL- Lastly, based upon our branded products, we expect to be offered the opportunity by major department stores to design, merchandise and manufacture private label women’s apparel including dresses, skirts and knit and woven tops. There have been no sales of private label products to date; however, our backlog for shipments beginning January, 2008 includes customers such as Sears Holdings and Victoria’s Secret.

We anticipate no significant change in our products lines or new apparel industry divisions. In all of our divisions, we purchase finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. We have not experienced difficulty in obtaining finished goods or raw materials essential to our business in any of our apparel business divisions.

We plan to manufacture our products to order and not carry inventory with the exception of Hauteur Mynk denim products to meet the delivery requirements of our customers. Denim jeans tend to be sold in small quantities to boutiques with replenishment of the same styles and washes occurring on a continuing basis.

We plan on outsourcing our warehousing and shipping functions to a third party warehousing company designed to ship apparel products for multiple companies.

We maintain a company website at www.panglobalbrand.com where examples of our products can be seen.

Consulting Agreement for Sosik Division

On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions. Consulting fees totaling $452,125 are payable between September 2007 and June 2008. For the year ending September 30, 2007 $90,425 in consulting fees were paid. In addition, Consultant shall earn 3.5% commission on Sosik and Junior divisions net sales. Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. We recorded an expense to operations in the amount of $85,000 for shares earned for September, 2007.

Consultant and Panglobal Brands Inc. have established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. Consultant can earn up to 1,500,000 common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;
(ii)	500,000 shares upon meeting the sales target for calendar year 2009;
(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. These contract manufacturers are found in Asia and the United States and they will manufacture our garments on an order-by-order basis. We believe that we will be able to meet our production needs in this way. Although the various fabrics that we intend to use in the manufacture of our products will be of the high quality, they are available from many suppliers in the United States and abroad.

Employees

As of January, 2008, we have 51 full-time employees: two (2) are executive, nine (9) are design staff, fifteen(15) are production staff, seventeen (17) are sewing staff, four (4) are sales staff and four (4) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Financial Condition, Liquidity and Capital Resources

At September 30, 2007, we had a working capital surplus of $1,328,989.

At September 30, 2007, our total assets were $2,014,972 of which $1,170,214 consisted of cash.

At September 30, 2007, our total liabilities were $406,988.

ASSETS. Our current assets totaled $1,735,977 and $161,585 at September 30, 2007 and 2006, respectively. Total assets were $2,014,972 and $161,585 at September 30, 2007 and 2006, respectively. The increase in current assets is primarily due to the growth in factor receivable, inventory and the generation of cash. At September 30, 2007 our assets consisted primarily of inventory of $309,700, net accounts receivable totaling $29,975, due from factor of $175,084 and cash on hand of $1,170,214.

LIABILITIES AND WORKING CAPITAL. Our current liabilities totaled $406,988 and $347,811 at September 30, 2007 and 2006, respectively. This resulted in working capital of $1,328,989 at September 30, 2007 and a working capital deficit at September 30, 2006. We had no long term debt in either year.

Cash Requirements And Additional Funding

On February 27 and 28, 2007, we raised approximately $4,774,602 through the sale of our equity securities in private placement transactions. We have also earned revenues from the sale of our fall product line. With the money we raised through the private placements and the revenue we earned through the sale of our products, we were able to pay our operating expenses for approximately the next nine months. At that point, we anticipated requiring further corporate financing in the next twelve months to carry out our business plan.

On October 23, 2007, the Company closed a private placement of 2,871,759 units for gross proceeds of $2,153,819. Each unit was sold for $0.75 and consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase, if exercised, one additional common share of our company at a price of $1.00 per common share until October 23, 2008 and at $1.50 per common share if exercised during the period from October 24, 2008 until the warrants expire on October 23, 2009.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products beginning January 2008 and extending through April, 2008. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

In management’s opinion, we need to achieve the following events or milestones in the next twelve month period in order for us to continue to develop our business:

1.

We must continue to develop new retail store customers for each of our brands/divisions. New customers have been generated by sales calls, attendance at tradeshows and through our company-staffed and contract sales showrooms.

2.

We must increase brand awareness for each of our brands/divisions to the retail trade by positive trade press and public relations in periodicals such as Women’s Wear Daily, Elle, Vogue, etc. We have engaged a public relations company to achieve our media goals.

The Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006 Revenue

From March 2, 2005 (date of incorporation) to September 30, 2006, we had not yet generated any revenues. Net sales for the year ended September 30, 2007 totaled $592,046. All of the sales during the year ended September 30, 2007 were sales of Hauteur Mynk denim jeans. Sales returns totaled $456,367 due to manufacturing problems causing a negative gross profit. At this time, we have a backlog of sales orders in excess $3.0 million for shipments beginning January 2008 through April, 2008. Over 50% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops. The balance is for Mynk jeans and Nela dresses. Our ability to generate any significant revenues will be determined during the coming fiscal year ending September 30, 2008. Our Sosik products are sold through in-house sales staff and sales showrooms in Los Angeles and New York. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

Our total expenses were $683,926 for the year ended September 30, 2006 relating to the original start-up of Mynk, Inc. and the development of Hauteur Mynk jeans. This included $318,114 in design and development expenses $23,164 in professional fees, $6,000 in management fees, and $365,812 in general and administrative fees. Our general and administrative expenses consist of website development, marketing and promotion, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

For the year ended September 30, 2007 design and development expenses totaled $365,719. During this year designers for all of product divisions were hired and salaries totaled $253,000, consulting $77,000 and fit model expense $27,000.

For the year ended September 30, 2007 selling and shipping expense totaled $611,591. Travel and trade show expenses totaled $258,000, sales commissions totaled $89,000 and sales consulting expenses totaled $174,000. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the year ending September 30, 2007 was $90,425 paid to Lollly Factory, Inc.

For the year ended September 30, 2007 general and administrative expenses totaled $1,713,173. Key components included non-cash compensation for grants of stock and stock options ($644,000), professional fees ($441,000), consulting fees ($106,000), insurance ($98,000) and salaries ($198,000). Not included in general and administrative expenses is $12,827 in depreciation expense.

Off Balance-Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of our company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns, all from Mynk denim products have been significant and we have accrued $131,710 as of September 30, 2007 for estimated sales returns and other allowances.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Panglobal Brands Inc. and Subsidiary (a development stage company)

We have audited the accompanying consolidated balance sheets of Panglobal Brands Inc. and Subsidiary (a development stage company) as of September 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended September 30, 2007, period from February 3, 2006 (Inception) to September 30, 2006, and the period from February 3, 2006 (Inception) to September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panglobal Brands Inc. and Subsidiary as of September 30, 2007 and 2006, and the results of their operations and cash flows for the year ended September 30, 2007, period from February 3, 2006 (Inception) to September 30, 2006, and the period from February 3, 2006 (Inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has incurred a loss from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
January 14, 2008

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,170,214	$150,922
Accounts receivable, net of allowance of $14,675	29,975	---
Due from factor, net of allowance of $117,035	175,084	---
Inventory	309,700	---
Prepaid expenses and other current assets	51,004	10,663
Total current assets	1,735,977	161,585
Plant and equipment , net of accumulated
depreciation of $12,827 at September 30, 2007	210,930	---
Deposits	68,065	---
Total assets	$2,014,972	$161,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$396,988	$47,811
Note payable	10,000	---
Notes payable to related parties	---	300,000
Total current liabilities	406,988	347,811

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value;
authorized - 600,000,000 shares and 100,000,000 shares at September 30, 2007 and September
30, 2006, respectively; issued and outstanding – 26,731,771 shares and 3,749,995 shares at
September 30, 2007 and September 30, 2006, respectively	2,673	375
Additional paid-in capital	6,363,418	646,635
Deficit accumulated during the development stage	(4,758,107)	(833,236)
Total stockholders’ equity (deficiency)	1,607,984	(186,226)
Total liabilities and stockholders’ equity (deficiency)	$2,014,972	$161,585

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

						Period from
				Period from		February 3,
	Year			February 3,		2006
	Ended			2006		(Inception) to
	September 30,			(Inception) to		September 30,
	2007			September 30,		2007 Restated
				2006 Restated		(Cumulative)
Net sales	$592,046		$	---		$592,046
Cost of sales	1,886,380			---		1,886,380
Gross profit (loss)	(1,294,334)			---		(1,294,334)

Costs and expenses:
Design and development	365,719			318,114		683,833
Selling and shipping	611,591			----		611,591
General and administrative, including stock-
based compensation, $644,230 and $-0- during
the year ended September 30, 2007 and the
period from February 3, 2006 (inception) to
September 30, 2006, respectively, and
$644,230 for the period from February 3, 2006
(inception) to September 30, 2007 (cumulative)	1,713,173			365,812		2,078,985
Depreciation	12,827			---		12,827
Total costs and expenses	2,703,310			683,926		3,387,236
	(3,997,644)			(683,926)		(4,681,570)
Loan fees paid in common stock	---			(149,310)		(149,310)
Interest income	72,773			---		72,773
Net loss	$(3,924,871	) $		(833,236	) $	(4,758,107)

Net loss per common share - basic and diluted	$(0.27	) $		(0.26)

Weighted average number of common shares
outstanding - basic and diluted	14,817,000			3,256,000

See accompanying notes to consolidated financial statements

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from February 3, 2006 (Inception) to September 30, 2007

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, February 3, 2006 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholders	2,884,612	288	497,412	—	497,700
Shares issued as loan fees	865,383	87	149,223		149,310
Net loss for the period February 3, 2006
(inception) to September 30, 2006	—	—	—	(833,236)	(833,236)
Balance, September 30, 2006 (as restated)	3,749,995	375	646,635	(833,236)	(186,226)
Shares issued to acquire in connection with
reverse merger transaction	11,396,550	1,140	(68,991)	—	(67,851)
Shares issued to related parties for debt in
connection with reverse merger transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net of
offering costs of $21,900	10,610,226	1,061	4,751,641	—	4,752,702
Stock-based compensation	—	—	644,230	—	644,230
Net loss for the year ended September 30, 2007	—	—	—	(3,924,871)	(3,924,871)
Balance, September 30, 2007	26,731,771	$2,673	$6,363,418	$(4,758,107)	$1,607,984

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
		Period from	February 3,
		February 3,	2006
	Year	2006	(Inception) to
	Ended	(Inception) to	September 30,
	September 30,	September 30,	2007 Restated
	2007	2006 Restated	(Cumulative)

Cash flows from operating activities
Net loss	$(3,924,871)	$(833,236)	$(4,758,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,827	---	12,827
Provision for bad debts	14,675	---	14,675
Provision for returns	117,035	---	117,035
Stock-based compensation	644,230	---	644,230
Stock issued as loan fees	---	149,310	149,310
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(44,650)		(44,650)
Due from factor	(292,119)	---	(292,119)
Inventory	(309,700)	---	(309,700)
Prepaid expenses and other current assets	(40,341)	(10,663)	(51,004)
Deposits	(68,065)	---	(68,065)
Increase (decrease) in -
Accounts payable and accrued expenses	291,326	47,811	339,137
Net cash used in operating activities	(3,599,653)	(646,778)	(4,246,431)

Cash flows from investing activities
Purchase of office equipment	(223,757)	---	(223,757)
Net cash used in investing activities	(223,757)	---	(223,757)

Cash flows from financing activities
Proceeds from sale of common stock to founders	---	497,700	497,700
Gross proceeds from private placements	4,774,602	---	4,774,602
Private placement offering costs	(21,900)	---	(21,900)
Proceeds from stockholders loans	390,000	300,000	690,000
Repayment of stockholders loans	(300,000)	---	(300,000)
Net cash provided by financing activities	4,842,702	797,700	5,640,402

Net increase in cash	1,019,292	150,922	1,170,214
Cash at beginning of period	150,922	---	---
Cash at end of period	$1,170,214	$150,922	$1,170,214

(continued)

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

						Period from
				Period from		February 3,
				February 3,		2006
		Year		2006		(Inception) to
		Ended		(Inception) to		September 30,
		September 30,		September 30,		2007 Restated
		2007		2006 Restated		(Cumulative)

Supplemental disclosures of non-cash investing and financing activities:
Liabilities assumed in connection with reverse merger		$67,851	$	---		$67,851

Common stock issued in payment of debt		$390,000	$	---		$390,000

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$	---	$	---	$	---

Income taxes	$	---	$	---	$	---

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and September 30, 2006

1.	Organization and Basis of Presentation

Organization and Nature of Operations

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

     The controlling shareholder of Panglobal returned 18,975,000 shares of common stock to the Company for cancellation immediately prior to the closing of the transaction on May 10, 2007. Of the 11,396,550 shares of common stock retained by the Panglobal shareholders on May 11, 2007 upon the closing of the transaction, 5,025,000 shares were owned by the controlling shareholder, resulting in the other public shareholders owning 6,371,550 shares. Of such 5,025,000 shares, 2,025,000 shares were subject to purchase and escrow agreements transferring such shares to new management at June 30, 2007, and the Company expects that most of the remaining 3,000,000 shares will also be transferred to new management subsequent to September 30, 2007.

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

2.	Business Operations and Summary of Significant Accounting Policies

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

     The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations. As of September 30, 2007, the Company had an accumulated deficit of $4,758,107 and had incurred a net loss of $3,924,871 and used net cash in operating activities of $3,599,653 for the year ended September 30, 2007. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At September 30, 2007, the Company had not yet commenced any material revenue-generating operations. Principal activity through September 30, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. These activities are beginning to generate prospective sales and significant shipments of apparel products will commence January, 2008. As such, the Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

     On October 23, 2007, the Company closed a private placement of 2,871,759 units for gross proceeds of $2,153,819. Each unit was sold for $0.75 and consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase, if exercised, one additional common share of our company at a price of $1.00 per common share until October 23, 2008 and at $1.50 per common share if exercised during the period from October 24, 2008 until the warrants expire on October 23, 2009.

Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of Panglobal and its wholly-owned subsidiary, Mynk. All intercompany balances and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At September 30, 2007, inventories consisted of finished goods, work-in-process and raw materials.

Revenue Recognition

      The Company recognizes revenue from the sale of merchandise to its wholesale accounts when products are shipped and the customer takes title and assumes the risk of loss, collection of the relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or otherwise determinable. Sales allowances are recorded as a reduction to revenue. For the year ended September 30, 2007 and the period from February 3, 2006 (inception) to September 30, 2006, the Company recognized sales returns of $ 456,367 and $0, respectively. Management has evaluated the effects of estimating and accruing for sales returns in the current and prior periods and determined the impact to be immaterial at this time.

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

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Advertising

     The company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the year ended September 30, 2007 and the period from February 3, 2006 (inception) to September 30, 2006 amounted to $3,004 and $0, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of cost of sales amounted to approximately $121,719 and $ 0 for the year ended September 30, 2007 and the period from February 3, 2006 (inception) to September 30, 2006, respectively.

3.	Share Exchange Agreement and Private Placement

     As a result of the sale of the 10,610,226 shares of common stock in late February 2007 at a per share price of $0.45, and the acquisition of Mynk by Panglobal effective May 11, 2007, the Company has determined that the grant date fair value charge to operations for all stock options and other similar stock-based compensation that is amortizable over future periods should begin on May 11, 2007, since that is the date on which acquisition occurred and the period of benefit therefore began. Since the Company’s common stock traded on a very limited and sporadic basis prior to May 11, 2007, the Company has also determined that the best indicator of fair value of the Company’s common stock on May 11, 2007 was the $0.45 per share cash price paid by the investors in the recent private placement, who owned approximately 40% of the issued and outstanding shares of common on May 11, 2007. These determinations affected the accounting for the stock-based transactions noted below through September 30, 2007.

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

Stock Options

     On January 18, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Felix Wasser, the Company’s Chief Financial Officer, a stock option to purchase an aggregate of 250,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one quarter vesting every six months through January 18, 2009. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.39 per share), and was being charged to operations ratably from May 11, 2007 through January 18, 2009. During the year ended September 30, 2007, the Company recorded a charge to operations of $15,844 with respect to this option. Felix Wasser resigned as an officer of the Company on August 21, 2007 and no further charges to operations were recorded. Vesting has ceased and the 250,000 options have been cancelled.

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the year ended September 30, 2007, the Company recorded a charge to operations of $95,727 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On September 30,, 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $281,250 ($0.75 per share), which resulted in a charge to operations of $43,802 during the year ended September 30, 2007. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been canceled at that time. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options subsequent to September 30, 2007.

     On February 12, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.45; expected life – 4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% . On September 30, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.02; exercise price - $0.45; expected life – 4.625 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%

     On August 7, 2007, the Company granted a consultant a stock option to purchase 100,000 shares of common stock exercisable for a period of one year at $0.45 per share, all of which were fully vested upon issuance, for past services through June 2007. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $69,000 ($0.69 per share), and was charged to operations at June 30, 2007. For presentation purposes, these options have been treated as granted and exercisable as of June 30, 2007 and were recorded at that date. At August 7, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.00; exercise price - $0.45; expected life – 1 year; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% ..

     During the period from February 3, 2006 (Inception) through September 30, 2006, the Company did not issue any stock options.

A summary of stock option activity for the year ended September 30, 2007 is as follows:

				Weighted
			Weighted	Average
	Number		Average	Remaining
	of		Exercise	Contractual
	Shares		Price	Life (Years)

Options outstanding at September 30, 2006	---	$	---	---
Granted	2,525,000		0.328	4.59
Exercised	---		---	---
Cancelled	(187,500)		0.30
Options outstanding at September 30, 2007	2,337,500		$0.331	4.48
Options exercisable at September 30, 2007	462,500		$0.333	1.00

The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $1,180,000.

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

     On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the year ended September 30, 2007, the Company recorded a charge to operations of $243,000

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On September 30, 2007, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $191,250 ($0.85 per share), which resulted in a charge to operations of $26,949 during the year ended September 30, 2007. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

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

     The Company uses a factor for credit administration purposes. Under the factoring agreement, the factor purchases substantially all of the Company’s accounts receivable for the factoring charge of 1% of the gross invoice amount of each account receivable. In cases where the factor approves the customer’s credit, the account is sold without recourse and the factor assumes all credit risk. In those cases where the factor does not approve the customer’s credit, the Company bears the credit risk. The Company is also contingently liable to the factor for merchandise disputes, customer claims, and other charge-backs on receivables sold to the factor. For the year ended September 30, 2007, the Company paid a total of $9,997 to the factor. At September 30, 2007, due from factor totaled $175,084 net of a reserve of $117,035 for potential returns or chargebacks.

5.	Inventories

Inventories consist of the following at September 30, 2007:

Finished goods	$135,546
Work-in-process	15,896
Raw materials	158,258
$309,700

Inventory at the year ended September 30, 2006 amounted to $0.

6.	Property and Equipment

A summary of property and equipment at September 30, 2007 is as follows:

Machinery and equipment	$128,585
Computer Software	56,669
Furniture and fixtures	18,815
Leasehold improvements	19,688
223,757
Less accumulated depreciation and amortization	(12,827)
$210,930

     Property and Equipment at the year ended September 30, 2006 amounted to $0. Depreciation and amortization expense for the year ended September 30, 2007 and the period from February 3, 2006 (inception) to September 30, 2006 was $12,827 and $0, respectively.

7.	Note Payable

     The note payable at September 30, 2007 of $10,000 is unsecured, non-interest-bearing and due on demand.

8.	Related Party Transactions

     From February 3, 2006 (inception) through May 11, 2006, Mynk’s founding stockholders periodically made advances to the Company to meet various financing and operating requirements. All such loans and advances have been unsecured, non-interest-bearing and due on demand. At September 30, 2006, notes payable to such related parties totaled $300,000. All such loans and advances were repaid in full by May 11, 2007.

     During the year ended September 30, 2007, the Company paid $107,573, to an accounting firm owned by the Company’s Chief Financial Officer at that time for professional services.

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

9.	Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 are payable between September 2007 and June 2008. For the year ended September 30, 2007 $90,425 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. We recorded an expense to operations in the amount of $85,000 for 100,000 common shares earned for September, 2007.

     Consultant and Panglobal Brands Inc. have established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. Consultant can earn up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;

(ii)	500,000 shares upon meeting the sales target for calendar year 2009; and,

(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

10.	Common Stock

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

     The Company leases a facility in which the corporate offices are located under a month-to-month lease. No future minimum fixed annual rent payments are required under the operating lease. Minimum rent is expensed as incurred. Total rent expense for the year ended September 30, 2007 was $65,846. There was no rent expense for the period from February 3, 2006 (Inception) to September 30, 2006.

     The Company’s executive and head office described above is located at 5608 South Soto Street, Huntington Park, CA 90255. The Company has also signed a three year lease for a new head office measuring 18,200 square feet at a monthly rental of $11,500 and located at 2853 E. Pico Blvd., Los Angeles, CA 90023. The lease begins on January 1, 2008 and the Company plans to move into the new premises in late January 2007.

     Commencing October 1, 2007, the company leased 499 square feet at a monthly rental of $1,122 for three years as a showroom for our Sosik division at California Market Center, 110 East Ninth Street, Suite A0823, Los Angeles, CA 90079.

     Commencing November 1, 2007, the Company leased 2,609 square feet at a monthly rental of $9,131 for 5 years as a showroom for our Nela/Mynk/Tea and Honey divisions at 250 West 39th Street, New York, New York.

     Commencing December 1, 2007, the Company leased 1,337 square feet at a monthly rental of $6,127 for 3 years, eight months as a showroom for our Sosik division at 530 7th Avenue 27th Floor, New York, New York.

The table below sets forth the Company’s lease obligations through 2012.

Year ending September 30,

2008	$306,299
2009	$342,406
2010	$353,528
2011	$222,609
2012	$123,027
thereafter	$10,278

$1,358,147

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

The Provision for income taxes is composed of the following:

	2007	2006
Deferred Tax Benefit: Federal	$1,392,000	$280,000
Deferred Tax Benefit: State	$361,000	$73,000
Total Benefit of NOL carryforward	$1,753,000	$353,000
Valuation Allowance	($1,753,000)	($353,000)
Total	$0	$0

As of September 30, 2007 unused net operating losses of approximately $3,966,515 are available to offset future years federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

13.	Restatement

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

14.	Subsequent Events

     Commencing October 1, 2007, the Company leased 499 square feet for three years as a showroom for our Sosik division at California Market Center, 110 East Ninth Street, Suite A0823, Los Angeles, CA 90079.

     Commencing November 1, 2007, the Company leased 2,609 square feet for 5 years as a showroom for our Nela/Mynk/Tea and Honey divisions at 250 West 39th Street, New York, New York.

     Commencing December 1, 2007, the Company leased 1,337 square feet for 3 years, eight months as a showroom for our Sosik division at 530 7th Avenue 27th Floor, New York, New York.

     On October 22, 2007, the Company employed a new Chief Financial Officer. As part of the agreed compensation, 250,000 restricted shares in the common stock of the Company will be transferred by a third party, will be subject to an escrow agreement and will vest 100,000 shares on June 30, 2008, 75,000 shares on December 31, 2008, and 75,000 shares on June 30, 2009. In addition the Company agreed to grant 480,000 options to purchase the Company’s common stock at an exercise price of $0.75 per share vesting equally over 48 months beginning January 1, 2008; and 660,000 Incentive Stock Options to purchase the Company’s common stock at an exercise price of $0.75 per share vesting 132,000 options on December 1, 2007 and 11,000 options per month for 48 months commencing January 1, 2008.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 16, 2007, our board of directors approved the dismissal of Manning Elliott LLP, Chartered Accountants as our independent accountants and the appointment of Grobstein Horwath & Company LLP, Certified Public Accountants, as our principal independent accountant. Our board of directors has taken this step because, as the Company no longer has any links to Canada, it believes that it is in the best interests of the Company to replace Manning Elliott LLP with a certifying accountant who is located in the United States of America. Grobstein Horwath & Company LLP is the current auditor of our recently acquired subsidiary Mynk, Inc., and has issued its audit opinion on the September 30, 2006 Mynk financial statements, as well as having reviewed the December 31, 2006 and March 31, 2007 Mynk interim financial statements.

Manning Elliott LLP’s report dated November 14, 2006 on our financial statements for the most recent fiscal years ended September 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statements for the most recent year ended September 30, 2007 and the period from inception (February 3, 2006) to September 30, 2006 and in the subsequent interim periods through the date of resignation, there were no disagreements, resolved or not, with Manning Elliott LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Manning Elliott LLP, would have caused Manning Elliott LLP to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

During the years ended September 30, 2007 and 2006, and in the subsequent interim periods through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the years ended September 30, 2007 and 2006, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Grobstein Horwath & Company LLP regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Grobstein Horwath & Company LLP provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principle independent accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer and our company’s principal financial officer concluded that our company’s disclosure controls and procedures were not effective as at the end of the period covered by this report. Management arrived at this determination as a result of having identified a stock-based compensation accounting issue that caused it to restate the financial statements of Mynk Corporation for the three months ended June 30, 2006, the period from February 3, 2006 (Inception) to June 30, 2006, and the period from February 3, 2006 (Inception) to September 30, 2006. The Company is addressing this issue by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to its accounting department, and retaining qualified advisors to assist the Company in addressing technical accounting issues.

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

Item 8B. Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at January 14, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen Soller	Chief Executive Officer, Secretary, and Director	42	February 12, 2007
Charles A. Lesser	Chief Financial Officer	61	October 22, 2007
Jacques Ninio	President and Director	38	December 12, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Stephen Soller, Chief Executive Officer and director

Mr. Soller received his Bachelor of Arts with a Law Degree at the Stellenbosch University, South Africa. Mr. Soller has over 15 years experience in the fashion industry. Mr. Soller was also the owner of Tessuto Inc. and Bella Vetiti, which are retail/wholesale distributors of fabric supplies and clothing. Mr. Soller has no previous or other experience as a director or officer of a public company.

Charles A. Lesser, Chief Financial Officer

Charles Lesser was the Chief Financial Officer of True Religion Apparel, Inc. (Nasdaq:TRLG) and its wholly-owned subsidiary, Guru Denim Inc. from 2003 to March of this year and as a consultant toTrue Religion Apparel, Inc. to September, 2007. Prior to that, Mr. Lesser was Acting President and a Director of Alpha Virtual Inc., a software development company listed on the OTCBB and from 1997 until 2002, Mr. Lesser was Chief Financial Officer and a Director of CBCom, Inc., an internet service provider listed on the OTCBB. Mr. Lesser holds a B.A. degree from the University of Pittsburgh and a M.B.A. degree from the University of the Witwatersrand.

Jacques Ninio, President and director

Jacques Ninio is a mechanical engineer specializing in automotive engineering. Mr. Ninio is also a qualified electrician, and a building manager. He manages and co-ordinates contractors for all aspects of the maintenance of an office block. Mr. Ninio has no previous or other experience as a director or officer of a public company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Item 10.	Executive Compensation.

The following table summarizes the compensation of our executive officers during the two years ended September 30, 2007 and 2006. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Soller, Principal Executive Officer(1)	2007 2006	117,692 Nil	Nil Nil	810,000 Nil	702,000 Nil	Nil Nil	Nil Nil	Nil Nil	1,629,692 Nil
Charles A. Lesser, Principal Financial Officer (2)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jacques Ninio, President(3)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Felix R. Wasser, Principal Financial Officer(4)	2007 2006	107,572 Nil	Nil Nil	Nil Nil	97,500 Nil	Nil Nil	Nil Nil	Nil Nil	205,072 Nil
David Long, Chief Executive Officer, President and a Director of Mynk Corporation (5)	2007 2006	76,823 Nil	Nil Nil	102,000 Nil	92,000 Nil	Nil Nil	Nil Nil	Nil Nil	270,823 Nil
Edward Margulius, Chief Financial Officer, Secretary, Treasurer and a director(6)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Stephen Soller was appointed as our Chief Executive Officer, Secretary and a director on February 12, 2007.
(2)	Charles A. Lesser was appointed as our Chief Financial Officer on October 22, 2007.
(3)	Jacques Ninio was appointed as our President, Secretary and a director on December 12, 2006. He resigned as our Secretary on February 12, 2007.

(4)

Felix R. Wasser was appointed as our Chief Financial Officer, Secretary and a director on January 12, 2007. He resigned as our Secretary on February 12, 2007. He resigned as our Chief Financial Officer on August 21, 2007.

(5)

David Long was appointed as Mynk Corporation’s Executive Officer, President and a Director on February 3, 2007 and resigned on May 31, 2007. David Long also received $6,300 from us in 2007 as rental payments for the use of a property by Mynk Corporation.

(6)	Edward Margulius was appointed as Mynk Corporation’s Chief Financial Officer, Secretary, Treasurer and a director on February 3, 2007 and resigned on May 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen	300,000	1,500,000	Nil	$0.30	February 12,	N/A	N/A	N/A	N/A
Soller,					2014
Principal
Executive
Officer(1)
Charles A.	0	0	0	Nil	N/A	N/A	N/A	N/A	N/A
Lesser,
Principal
Financial
Officer (2)
Jacques	0	0	0	Nil	N/A	N/A	N/A	N/A	N/A
Ninio,
President(3)
Felix R.	62,500	187,500	0	$0.30	January 18,	N/A	N/A	N/A	N/A
Wasser,					2012
Principal
Financial
Officer(4)
David Long,	0	250,000	0	$0.45	February	N/A	N/A	N/A	N/A
Chief					12, 2012
Executive
Officer,
President
and a
Director of
Mynk
Corporation
(5)

Edward	0	0	0	N/A	N/A	N/A	N/A	N/A	N/A
Margulius,
Chief
Financial
Officer,
Secretary,
Treasurer
and a
director(6)

(1)	Stephen Soller was appointed as our Chief Executive Officer, Secretary and a director on February 12, 2007.
(2)	Charles A. Lesser was appointed as our Chief Financial Officer on October 22, 2007.
(3)	Jacques Ninio was appointed as our President, Secretary and a director on December 12, 2006. He resigned as our Secretary on February 12, 2007.
(4)

Felix R. Wasser was appointed as our Chief Financial Officer, Secretary and a director on January 12, 2007. He resigned as our Secretary on February 12, 2007. He resigned as our Chief Financial Officer on August 21, 2007.

(5)

David Long was appointed as Mynk Corporation’s Executive Officer, President and a Director on February 3, 2007 and resigned on May 31, 2007. David Long also received $6,300 from us in 2007 as rental payments for the use of a property by Mynk Corporation.

(6)	Edward Margulius was appointed as Mynk Corporation’s Chief Financial Officer, Secretary, Treasurer and a director on February 3, 2007 and resigned on May 31, 2007.

DIRECTOR COMPENSATION

Employment/Consulting Agreements

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors and in accordance with our stock option plan, which was adopted by our board of directors on January 16, 2007.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended September 30, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. We intend to determine executive compensation based on a combination of base salary, equity compensation and bonuses.

Base Salary

We provide base salaries in order to retain executives, with the intention of being consistent with our business plan and attempting to achieve our financial and strategic goals. We compensate officers and other key employees within salary ranges that are generally based on similar positions in companies of comparable size and complexity to that of our company, based on information gathered by members of our board of directors. The annual compensation for each officer is based on our company’s performance and individual performance. The performance markers considered may include but are not limited to the growth of our company’s market capitalization and completion of strategic initiatives as determined by our board of directors. Our board of directors also takes into account prevailing general economic conditions, marketplace trends, and other relevant factors, including the fact that our company does not offer a defined benefit retirement or other similar plans and perquisites to its senior management employees.

Base salaries are established upon the commencement of employment with our company and are adjusted from time to time by our board of directors.

Equity Compensation

We may grant amounts of stock options that are approved by our board of directors. We believe that this may provide long-term incentive compensation to its senior management. In determining the size of the awards, our board of directors will consider the company’s growth in market capitalization, individual performance, salary level and length of service to the company into account. Our board of directors believes that employee ownership of our stock may encourage executives and key employees to continue their employment with our company. We also may use stock options because our board of directors believes that equity compensation in this form aligns the interests of stockholders with senior management to ensure the Company’s long-term success.

Discretionary Bonus

We may pay discretionary bonuses that are approved by our board of directors. We intend to base any discretionary bonuses to be awarded to senior management primarily upon the financial and strategic performance of our company or, as the case may be, on the performance of the operating units for which the individual in question is directly responsible. To determine the amount of a particular bonus, our board of directors will consider several factors, including individual performance, company performance, achievement of strategic goals and other facets of individual and company achievements and other strategic and financial goals.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of January 14, 2008 by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1) (2)
Jacques Ninio, President and Director 104/107 Walker Street North Sydney, NSW 2060 Australia	Common Stock	3,000,000	10.1%
Charles A. Lesser, Chief Financial Officer, 911 Linda Flora Drive Los Angeles, CA 90049	Common Stock	395,000	1.3%

Stephen Soller, Chief Executive Officer and Director 5608 South Soto Street, Suite 102, Huntington Park, CA 90255	Common Stock	3,210,896	10.6%
Directors and Officers (as a group; five individuals)	Common Stock	6,605,896	21.7%

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 15, 2007.

(2) Based upon 29,603,530 issued and outstanding shares of common stock as of January 14, 2008.

(3) Charles Lesser holds 200,000 shares of common stock and has the right to exercise 132,000 Incentive stock options at an exercise price of $0.75 per share on December 1, 2007, 11,000 Incentive Stock Options on January 1, February 1, and March 1, 2008. In addition, Mr. Lesser has the right to exercise 10,000 shares of non-qualified stock options at an exercise price of $0.75 on January 1, February 1 and March 1, 2008.

(4) Stephen Soller holds 2,610,896 shares of common stock has the right to exercise 300,000 stock options at an exercise price of $0.30 per share on August 12, 2007 and 300,000 stock options at an exercise price of $0.75 per share on February 12, 2008.

Cancellation of Shares, Cancelled Debt

On August 21, 2007 Felix Wasser resigned as Chief Financial Officer. Mr. Wasser had previously been granted 250,000 stock options, which have subsequently been cancelled. On October 31, 2007 David Long, formerly President and Chief Executive of Mynk, Inc. resigned from Mynk, Inc. Mr. Long had previously been granted 250,000 stock options which have been cancelled. Additionally, Mr. Long had been granted 100,000 of restricted stock which had not vested at the time of his separation. The Company agreed to grant Mr. Long 20,000 shares as part of his separation.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

During our last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction worth more than $120,000 to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

(a)	any director or officer of our company;

(b)	any proposed director of officer of our company;

(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or,

(d)	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Board Meetings and Committees, Director Independence

The board of directors of our company held no formal meetings during the year ended September 30, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We currently do not have standing nominating or compensation committees, or committees performing similar functions. The board believes that it is not necessary to have a standing compensation or nominating committees at this time because the functions of such committees are adequately performed by the entire board.

The directors on the board, who perform the functions of audit, nominating or compensation committees, are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Audit Committee

Currently our audit committee consists of our board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.

Our audit committee currently does not have an “audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

For the year ended September 30, 2007, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Director Independence

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

We have two (2) directors: Stephen Soller and Jacques Ninio. Neither of our directors are independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have some difficulty in attracting independent directors. In addition, we would likely be required to increase our directors and officers insurance coverage in order to attract and retain independent directors.

Other Committees of the Board

We do not have a separate compensation committee or nomination committee at this time.

Item 13.	Exhibits.

Exhibit
Number	Description

Exhibits required by Item 601 of Regulation S-B
Exhibit	Description
Number
(3)
Articles of Incorporation and Bylaws

3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (incorporated by reference as Exhibit Number 3.1 of our Form SB-2 filed January 3, 2006).

3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed January 3, 2006).

3.3	Articles of Incorporation of Mynk Corp. (incorporated by reference as Exhibit Number 3.1 of our Form SB- 2 filed February 3, 2006).

3.4	Bylaws of Mynk Corp. (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed February 3, 2006).

3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

3.6	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

(10)	Material Contracts

10.1	PayPal User Agreement (incorporated by reference as Exhibit Number 10.1 of our Form SB-2 filed February 3, 2006).

10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2006).

10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (incorporated by reference from our Current Report on Form 8- K filed on February 20, 2007).

10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (incorporated by reference as Exhibit Number 10.1 of our Form 8-K filed September 27, 2006).

10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2007).

10.6	Lease Agreement with YMI Jeanswear

10.7	Lease Agreement with Jamison California Market Center, L.P.

10.8	Lease Agreement with Steven Goldstein

10.9	Lease Agreement with TR 39th St. Land Corp.

(31)	Section 302 Certifications

31.1*	Certification under Sarbanes-Oxley Act of 2002.

31.2*	Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification under Sarbanes-Oxley Act of 2002.

32.2*	Certification under Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panglobal Brands Inc.

By: /s/ Stephen Soller
(Principal Executive Officer )
Dated: January 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stephen Soller
Chief Executive Officer Director
(Principal Executive Officer)
Dated: January 14, 2008

By: /s/ Charles A. Lesser
(Principal Accounting Officer
Dated: January 14, 2008