Form 10QSB
period 2007-12-31
Panglobal Brands Inc.
filed 2008-02-19
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-131531

PANGLOBAL BRANDS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8531711
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

2853 E. Pico Blvd. Los Angeles, CA 90023
(Address of principal executive offices)

323.226-6500
(Issuer’s telephone number, including area code)

5608 South Soto Street, Suite 102, Huntington Park, California 90255
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
Yes [   ]   No [X]

As of February 14, 2008, the Company had 29,630,530 shares of common stock issued and outstanding.

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

PANGLOBAL BRANDS INC.
INDEX

Page
No.

PART I - FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Consolidated Balance Sheets -December31, 2007 (Unaudited) and September 30, 2007 (Audited)	4

Consolidated Statements of Operations (Unaudited) - Three Months Ended December 31, 2007 and 2006 (Restated), Period from February 3, 2006(Inception) to December 31, 2006 (Restated), and Period from February 3, 2006 (Inception) to December 31, 2007 (Cumulative) (Restated)	5

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) - February 3, 2006 (Inception) to December 31, 2007 (Restated)	6

Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended December 31, 2007 and 2006 (Restated), Period from February 3, 2006 (Inception)to December 31, 2006 (Restated), and Period from February 3, 2006 (Inception) to December 31, 2007 (Cumulative) (Restated)	7

Notes to Consolidated Financial Statements – December 31, 2007 (Unaudited)	9

Item 2. Management’s Discussion and Analysis or Plan of Operation	22

Item 3. Controls and Procedures	33

PART II - OTHER INFORMATION	33

Item 1 Legal Proceedings	33

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 Defaults Upon Senior Securities	34

Item 4 Submission of Matters to a Vote of Security Holders	34

Item 5 Other Information	34

Item 6 Exhibits	35

SIGNATURES	36

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December	September
	31,	30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,556,663	$1,170,214
Accounts Receivable, net of allowance of $13,062 and $14,675 as of	31,168	29,975
December 31, 2007 and September 30, 2007, respectively
Due from factor, net of allowance of $10,831 and $117,035 as of	150,113	175,084
December 31, 2007 and September 30, 2007, respectively
Inventory	531,540	309,700
Prepaid expenses and other current assets	67,168	51,004
Total current assets	2,336,652	1,735,977
Property and equipment , net of accumulated depreciation of $27,294
and $12,827 as of December 31, 2007 and September 30, 2007	341,614	210,930
Deposits	145,320	68,065
Total assets	$2,823,586	$2,014,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$800,217	$396,988
Note payable	--	10,000
Total current liabilities	800,217	406,988

Commitments and contingencies

Stockholders’ equity :
Common stock, $0.0001 par value:
Authorized - 600,000,000 shares and 600,000,000 shares at December 31, 2007 and September 30, 2007, respectively; issued and outstanding – 29,630,530 shares and 26,731,771 shares at December 31, 2007 and September 30, 2007,
respectively	2,960	2,673
Additional paid-in capital	9,064,851	6,363,418
Deficit accumulated during the development stage	(7,044,442)	(4,758,107)
Total stockholders’ equity	2,023,369	1,607,984
Total liabilities and stockholders’ equity	$2,823,586	$2,014,972

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

				Period from
			Period from	February 3,
			February 3,	2006
			2006	(Inception)
			(Inception)	to
	Three Months Ended		to	December 31,
	December 31,		December 31,	2007
	2007	2006	2006	(Cumulative)
		(Restated)	(Restated)	(Restated)

Net sales	$120,633	$317,456	$317,456	$712,679
Cost of sales	127,027	311,746	311,746	2,013,407
Gross profit (loss)	(6,394)	5,710	5,710	(1,300,728)

Costs and expenses:
Design and development	862,860	---	318,114	1,546,693
Selling and shipping	404,232	73,495	73,495	1,015,823
General and administrative, including
$547,901 and $-0- of stock-based
compensation for the three months
ended December 31, 2007 and 2006,
respectively, $-0- for the period from
February 3, 2006 (inception) to
December 31, 2006, and $1,192,131for
the period from February 3, 2006
(inception) to December 31, 2007
(cumulative)	1,016,225	144,085	509,897	3,095,210
Depreciation and amortization	14,467	170	170	27,294
Total costs and expenses	2,297,784	217,750	901,676	5,685,020
	(2,304,178)	(212,040)	(895,966)	(6,985,748)
Loan fees paid in common stock	---	---	(149,310)	(149,310)
Interest income	17,843	---	---	90,616
Net loss	$(2,286,335)	$(212,040)	$(1,045,276)	$(7,044,442)

Net loss per common share - basic and	$(0.08)	$(0.06)	$(0.31)
diluted
Weighted average number of common
shares
outstanding - basic and diluted	28,916,805	3,749,995	3,391,815

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Period from February 3, 2006 (Inception) to December 31, 2007

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, February 3, 2006 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholders	2,884,612	288	497,412	—	497,700
Shares issued as loan fees	865,383	87	149,223		149,310
Net loss for the period February 3, 2006
(inception) to September 30, 2006	—	—	—	(833,236)	(833,236)
(restated)
Balance, September 30, 2006 (restated)	3,749,995	375	646,635	(833,236)	(186,226)

Shares issued to acquiree in connection	11,396,550	1,140	(68,991)	—	(67,851)
with reverse merger transaction
Shares issued to related parties for debt
in connection with reverse merger
transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net
of offering costs of $21,900	10,610,22	1,061	4,751,641	—	4,752,702
	6
Stock-based compensation	—	—	644,230	—	644,230
Net loss for the year ended September 30,
2007	—	—	—	(3,924,871)	(3,924,871)
Balance September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)	1,607,984

Shares issued in private placement	2,871,759	287	2,153,532		2,153,819
Stock-based compensation	—	—	547,901	—	547,901
Net loss for the three months ended				(2,286,335)	(2,286,335)
December 31, 2007
Balance, December 31, 2007	29,603,530	2,960	9,064,851	(7,044,442)	(2,023,369)

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

				Period from
			Period from	February 3,
			February 3,	2006
	Three	Three	2006	(Inception)
	Months	Months	(Inception)	to
	Ended	Ended	to	December 31,
	December 31,	December 31,	December 31,	2007
	2007	2006	2006	(Cumulative)

Cash flows from operating activities
Net loss	$(2,286,335)	(212,040)	$(1,045,276)	$(7,044,442)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,467	170	170	27,294
Provision for bad debts	(1,613)			13,062
Provision for returns	(106,204)			10,831
Stock-based compensation	547,901	---	---	1,192,131
Stock issued as loan fees	---	---	149,310	149,310
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	420	(231,153)	(231,153)	(44,230)
Due from factor	131,175	(11,524)	(11,524)	(160,944)
Inventories	(221,840)	(50,748)	(50,748)	(531,540)
Prepaid expenses and other current assets	(16,164)	(508)	(11,171)	(67,168)
Deposits	(77,255)	---	---	(145,320)
Increase (decrease) in -
Accounts payable and accrued expenses	403,229	193,806	241,617	742,366
Net cash used in operating activities	(1,612,219)	(311,997)	(958,775)	(5,858,650)

Cash flows from investing activities
Purchase of office equipment	(145,151)	(3,390)	(3,390)	(368,908)
Net cash used in investing activities	(145,151)	(3,390)	(3,390)	(368,908)

Cash flows from financing activities
Proceeds from sale of common stock to founders	---	---	497,700	497,700
Gross proceeds from private placements	2,153,819	---	---	6,928,421
Private placement offering costs	----	---	---	(21,900)
Proceeds from stockholders loans	---	190,000	490,000	690,000
Repayment of stockholders loans	(10,000)	---	---	(310,000)
Net cash provided by financing activities	2,143,819	190,000	987,700	7,784,221

Net increase/(decrease) in cash	386,449	(125,387)	25,535	1,556,663
Cash at beginning of period	1,170,214	150,922	---	---
Cash at end of period	$1,556,663	25,535	$25,535	$1,556,663

(continued)

PANGLOBAL BRANDS INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

					Period		Period from
					from		February 3,
					February 3,		2006
		Three	Three		2006		(Inception)
		Months	Months		(Inception)		to
		Ended	Ended		to		December 31,
		December 31,	December 31,		December 31,		2007
		2007	2006		2006		(Cumulative)

Supplemental disclosures of non-cash investing and
financing activities:
Liabilities assumed in connection with reverse merger	$	---	---	$	---		$67,851

Common stock issued in payment of debt	$	---	---	$	---		$390,000

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$	---	---	$	---	$	---

Income taxes	$	---	---	$	---	$	---

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and December 31, 2006 (restated)

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

Interim Financial Information

          The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at December 31, 2007 the results of operations for the three months ended December 31, 2007 and 2006, the period from February 3, 2006 (Inception) to December 31, 2006, and the period from February 3, 2006 (Inception) to December 31, 2007 (Cumulative), and the cash flows for the three months ended December 31, 2007 and 2006, the period from February 3, 2006 (Inception) to December 31, 2006, and the period from February 3, 2006 (Inception) to December 31, 2007 (Cumulative).

          Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2008.

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

          The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations. As of December 31, 2007, the Company had an accumulated deficit of 7,044,442; and had incurred a net loss of $2,286,335 and used net cash in operating activities of $1,612,219 for the three months ended December 31, 2007. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          At December 31, 2007, the Company had not yet commenced any material revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. These activities are beginning to generate prospective sales and significant shipments of apparel products will commence January, 2008. As such, the Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

Inventories

          Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At December 31, 2007, inventories consisted of finished goods, work-in-process and raw materials.

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

          The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

          In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.

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

Advertising

          The company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the three months ended December 31, 2007 and December 31, 2006 amounted to $8,476 and $1,183, respectively. Advertising expense for the period from February 3, 2006(Inception) to December 31, 2007 amounted to $11,480.

Shipping and Handling Costs

          The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of cost of sales amounted to approximately $7,460 and $38,983 for the three months ended December 31, 2007 and December 31, 20006, respectively. Shipping and handling expense for the period from February 3, 2006(Inception) to December 31, 2007 amounted to $136,453.

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

These determinations affected the accounting for the stock-based transactions noted below through December 31, 2007.

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

          On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the three months ended December 31, 2007, the Company recorded a charge to operations of $63,818 with respect to this option. During the period from February 3, 2006(Inception) to December 31, 2007 (Cumulative), the Company recorded a charge to operations of $159,545 with respect to this option.

          The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

          On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.77 per share), which resulted in a charge to operations of $12,500 during the three months ended December 31, 2007. During the period from February 3, 2006(Inception) to December 31, 2007 (Cumulative), the Company recorded a charge to operations of $56,307 with respect to these options.

          As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been canceled at that time and previously calculated compensation in the amount of $34,205 has been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options subsequent to September 30, 2007.

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

          On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, stock options to purchase an aggregate of 480,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 10,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $355,200 ($0.74 per share), and is being charged to operations ratably from November 1 2007 through December 1, 2011. During the three months ended December 31, 2007, and from February 3, 2006 (Inception) to December 31, 31, 2007(Cumulative), the Company recorded a charge to operations of $14,208 and $14,208, respectively with respect to this option.

          The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

          On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, Incentive stock options to purchase an aggregate of 660,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 132,000 shares vesting on December 1, 2007 and 11,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $488,400 ($0.74 per share), and is being charged to operations ratably from November 1 2007 through December 1, 2011. During the three months ended December 31, 2007,and from February 3, 2006 (Inception) to December 31, 31, 2007(Cumulative), the Company recorded a charge to operations of $19,536 and $19, 536, respectively, with respect to this option.

          The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

          During the period from February 3, 2006 (Inception) through December 31, 2006, the Company did not issue any stock options.

          A summary of stock option activity for the three months ended December 31, 2007 and from the period from February 3, 2006 (Inception) to December 31, 2007(Cumulative) is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at September 30, 2007	2,337,500	$0.333	4.48
Granted	1,140,000	0.750	4.80
Exercised	---	---	---
Cancelled	(312,500)	0.420
Options outstanding at December 31, 2007	3,165,000	$0.473	4.23
Options exercisable at December 31, 2007	532,000	$0.440	1.00

          The aggregate intrinsic value of stock options outstanding at December 3, 2007 was $1,496,250.

				Weighted
			Weighted	Average
	Number		Average	Remaining
	of		Exercise	Contractual
	Shares		Price	Life (Years)

Options outstanding at February 3, 2006	---	$	---	---
Granted	3,665,000		0.460	4.00
Exercised	---		---	---
Cancelled	(500,000)		0.375
Options outstanding at December 31, 2007	3,165,000		$0.473	4.23
Options exercisable at December 31, 2007	532,000		$0.440	1.00

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

          On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months ended December 31, 2007, the Company recorded a charge to operations of $162,000. During the period from February 3, 2006(Inception) to December 31, 2007 (Cumulative), the Company recorded a charge to operations of $405,000.

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

          On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2007, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $173,250 ($0.77 per share), which resulted in a charge to operations of $10,160 during the three months ended December 31, 2007. During the period from February 3, 2006(Inception) to December 31, 2007 (Cumulative), the Company recorded a charge to operations of $37,109.

          As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants, David Long, with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 has been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares subsequent to December 31, 2007.

          On October 31, 2007, David Long, as part of a settlement agreement, acquired the beneficial rights to acquire 20,000 shares of common stock from Jacques Ninio, a shareholder of Panglobal , at a price of $0.0001 per share. The 20,000 shares are to vest immediately. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($1.00 per share), reflecting the difference between the $0.0001 purchase price and the $1.00 fair market value on October 31, 2007 and the amount of $20,000 was charged to operations during the three months ended December 31, 2007.

          On October 23, Charles Lesser, the Company’s Chief Financial Officer, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the three months ended December 31, 2007, the Company recorded a charge to operations of $20,000. During the period from February 3, 2006(Inception) to December 31, 2007 (Cumulative), the Company recorded a charge to operations of $20,000

4. Due from Factor

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

          Due from factor, net of chargebacks and other deductions as presented in the balance sheet at December 31, 2007 and September 30, 2007 is summarized below:

	December 31,	September 30,
	2007	2007
Outstanding factored receivables	$138,409	$238,776
Asssignments in transit, net	22,535	53,343
	160,944	292,119
Reserves for chargeback and other deductibles	(10,831)	(117,035)
Due from factor	$150,113	$175,084

5. Inventories

          Inventories consist of the following at December 31, 2007 and September 30, 2007 :

	December 31,	September 30,
	2007	2007
Finished goods	$175,547	$135,546
Work-in-process	16,229	15,896
Raw materials	339,764	158,258
	$531,540	$309,700

6. Property and Equipment

          A summary of property and equipment at December 31, 2007 and September 30, 2007 is as follows:

	December 31,	September 30,
	2007	2007
Machinery and equipment	$138,426	$128,585
Computer Software	129,589	56,669
Furniture and fixtures	52,172	18,815
Leasehold improvements	48,721	19,688
	368,908	223,757
Less accumulated depreciation and amortization	(27,294)	(12,827)
	$341,614	$210,930

          Depreciation and amortization expense for the three months ended December 31, 2007 and 2006 was $14,467 and $170, respectively. Depreciation and amortization expense for the period from February 3, 2006 (Inception) to December 31, 2007 (cumulative amounted to $27,294.

7. Related Party Transactions

          From February 3, 2006 (inception) through May 11, 2006, Mynk’s founding stockholders periodically made advances to the Company to meet various financing and operating requirements. All such loans and advances were unsecured, non-interest-bearing and due on demand and were repaid in full by May 11, 2007.

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

8. Consulting Agreement for Sosik

          On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 are payable between September 2007 and June 2008. For the three months ended December 31, 2007, $180,850 in consulting fees were paid. For the period from February 3, 2006 (Inception) to December 31, 2007(Cumulative) $271,275 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $272,000 for 300,000 common shares earned for the three months ended December 31, 2007. For the period from February 3, 2006 (Inception) to December 31, 2007 (Cumulative) the company recorded an expense to operations in the amount of $357,000 for 400,000 common shares earned.

          The Consultant and the Company have established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. The Consultant can earn up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;

(ii)	500,000 shares upon meeting the sales target for calendar year 2009; and,

(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

9. Common Stock

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

10. Commitments

          The Company leased a facility in which the corporate offices are located under a month-to-month lease. No future minimum fixed annual rent payments are required under the operating lease. Minimum rent is expensed as incurred. Total rent expense for the three months ended September 30, 2007 and 2006 was $50,353 and $5,000, respectively. Total rent expense for the period from February 3, 2006 (Inception) to December 31, 2007 (Cumulative) was $116,119.

          The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd. Los angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500.. The lease begins on January 1, 2008 and the Company moved into the new premises on February 15, 2008.

          Commencing October 1, 2007, the company leased 499 square feet at a monthly rental of $1,122 for three years as a showroom for our Sosik division.

          Commencing November 1, 2007, the Company leased 2,609 square feet at a monthly rental of $9,131 for 5 years as a showroom for our Nela/Mynk/Tea and Honey divisions.

          Commencing December 1, 2007, the Company leased 1,337 square feet at a monthly rental of $6,127 for 3 years, eight months as a showroom for our Sosik division.

          The table below sets forth the Company’s lease obligations through 2012.

Year ending September 30,

2008	$257,480
2009	$342,406
2010	$353,528
2011	$222,609
2012	$123,027
thereafter	$10,278

$1,309,688

          The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

11. Income Taxes

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

          The Deferred Tax Benefit is composed of the following:

	2007	2006
Deferred Tax Benefit: Federal	$1,392,000	$280,000
Deferred Tax Benefit: State	361,000	73,000
Total Benefit of NOL carryforward	1,753,000	$353,000
Valuation Allowance	(1,753,000)	(353,000)
Total	$0	$0

          As of December 31, 2007 unused net operating losses of approximately $3,966,515 are available to offset future years federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

12. Restatement

          As a result of recording a charge to operations of $149,310 on June 20, 2006 for the cost associated with the issuance of 865,383 shares of the Company’s common stock for loan fees (see Note 10), the previously issued financial statements of Mynk as of September 30, 2006, and for the period from February 3, 2006 (Inception) to September 30, 2006, had been restated. Accordingly, the previously issued financial statements as of December 31, 2006 and for the period from February 3, 2006 (Inception) to December 31, 2006 have now been restated.

          As a result of the restatement, for the period from February 3, 2006 (Inception) to December 31, 2006, net loss increased by $149,310, to $1,045,276 from $895,966. Cash flows from operating activities did not change during the period from February 3, 2006 (Inception) to December 31 30, 2006. As of December 31, 2006, there was no change in assets, liabilities or total stockholders’ deficiency.

13. Subsequent Events

          On October 19, 2007, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Unger Fabrik, LLC, a Delaware limited liability company, against our company, Mark Cywinski, Craig Soller and Stephen M. Soller, our chief executive officer and a director and our company. The complaint made several allegations, including breach of contract, unfair competition and unfair business practices. The plaintiff was seeking monetary damages, punitive damages, injunctions, restitution, attorney fees, pre and post judgment interest and any further relief that the Court deems just and proper. A settlement agreement and mutual release was signed on February 7, 2008 wherein Unger will file a request for dismissal of Panglobal Brands Inc., Stephen Soller and Mark Cywinski.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

          The following discussion should be read in conjunction with our Form 10-KSB and the audited consolidated financial statements and the related notes for the year ended September 30, 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

          The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.

          Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

          As used in this quarterly report, the terms "we", "us", "our" and "Panglobal" mean Panglobal Brands Inc. and our wholly owned subsidiary Mynk Corporation, unless otherwise indicated.

Overview

Corporate Overview and History

          We were incorporated on March 2, 2005, under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation we were engaged in the development of an online teacher training course to teach English as a second language. Our principal offices are located 2853 E. Pico Blvd. Los Angeles, CA 90023, and our telephone number is 323.266 -6500.

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

          We operate all of our apparel businesses through our wholly-owned subsidiary, Mynk Corporation .

          Our divisions are aggregated into four major consumer market product groupings. The major consumer divisions are as follows:

HAUTEUR MYNK-Hauteur Mynk is a trademarked brand name selling premium denim jeans, skirts, dresses and shorts. Most of the sales through December 31, 2007 have been sales of Mynk denim. Mynk is currently sold at Saks Fifth Avenue and approximately 100 premium boutiques throughout the U.S. Mynk products are manufactured in Los Angeles using Italian denim fabric. The product’s image is a low-rise, soft, sexy look perfect for evening wear and is available for both women and men. The retail price point ranges from $200-240 for denim bottoms. Competition is strong from larger companies including Seven, True Religion, Paige Denim, Citizens for Humanity, Rock and Republic, etc.

NELA-Nela designs, merchandises and sells women's better dresses using Italian prints and related fabrics. The dresses are manufactured under contract in Asia and a royalty fee will be paid to the Italian fabric manufacturer.

There have been no sales of Nela dresses to date. We intend to commence shipments in February 2008. We intend to sell Nela designs through high-end department stores and boutiques catering to a contemporary woman 30+ years old. Retail prices points will range from $280-400 and competition includes well-known designers such as Diane von Furstenburg, Marc by Marc Jacobs, Rozae Nichols, Milly, Tibi, etc.

TEA AND HONEY-Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products are expected to commence sales after May 2008 and will be manufactured in Asia. Prospective retail customers include Federated department store chains. Competition includes Velvet, Ella Moss and A Common Thread.

SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel and is manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik, including products that will be sold under private labels for junior products commenced in October, 2007 and shipments commenced in January 2008. We anticipate that greater than 50% of our revenue for our fiscal year ending September 30, 2008 will be from Sosik and junior products. Customers include Charlotte Russe, Forever 21, Wet Seal, Guess, Ross and Limited Too.

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

Consulting Agreement for Sosik Division

          On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions. Consulting fees totalling $452,125 are payable between September 2007 and June 2008. For the three months ended December 31, 2007 $180,850 in consulting fees were paid. In addition, the consultant shall earn 3.5% commission on Sosik and Junior divisions net sales. The consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $272,000 for shares earned for the three months ended December 31, 2007.

          The consultant and the Company. have established sales targets totaling $30 million for calendar year 2008, $45 million for calendar year 2009 and $60 million for calendar year 2010. The consultant could earn up to 1,500,000 common shares of Panglobal Brands Inc. according to the following schedule:

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

Financial Condition, Liquidity and Capital Resources

          At December 31, 2007, we had a working capital surplus of $1,536,435.

          At December 31, 2007, our total assets were $2,823,586 of which $1,556,663 consisted of cash.

          At September 30, 2007, our total liabilities were $800,217.

Assets

          Our current assets totalled $2,336,652 and $330,131 at December 31, 2007 and 2006, respectively. Our current assests at September 30, 2007 were $1,735,977. Total assets were $2,823,586 and $330,131 at December 31, 2007 and 2006, respectively. Total assets at September 30, 2007 were $2,014,972.The increase in current assets is primarily due to the growth in factor receivable, inventory and the generation of cash. At December 31, 2007 our assets consisted primarily of inventory of $531,540, net accounts receivable totalling $31,168, due from factor of $150,113 and cash on hand of $1,556,663.

Liabilities and Working Capital

          Our current liabilities totalled $800,217 and $731,617 at December 31, 2007 and 2006, respectively. Current liabilities at September 30, 2007 were $406,988. This resulted in working capital of $1,536,435 at December 31, 20007, a working capital deficit at December 31, 2006 and working capital of $1,328,989 at September 30, 2007.. We had no long term debt in either year.

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

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products beginning January 2008 and extending through June 2008. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

The Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Revenue

          Net sales for the three months ended December 31, 2007 totalled $120,633. Sales of Sosik/junior apparel totalled $60,900 and the remainder of the sales were Hauteur Mynk denim jeans. All of the sales during the three months ended December 31, 2006, , were sales of Hauteur Mynk denim jeans. Gross profit/(loss) was ($6,394) and $5,710 for the three months ended December 31, 2007 and 2006, respectively. Sales returns for the three months ended December 31, 2007 totalled $30,041 as the Company nears the end of the problem of denim jeans being returned due to earlier manufacturing problems causing a negative gross profit. At this time, we have a backlog of sales orders in excess $5.0 million for shipments beginning January 2008 through June 2008. Over 75% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops. The balance is for Mynk jeans and Nela dresses. Our ability to generate any significant revenues will be determined during the coming fiscal year ending September 30, 2008. Our Sosik products are sold through in-house sales staff and sales showrooms in Los Angeles and New York. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

          Our total expenses were $2,297,784 for the three months ended December 31, 2007. This included $400,000 in design and development expenses and $463,000 in production expenses, $404,000 in selling and shipping expenses, and $1,106,000 in general and administrative fees, of which $547,901 consisted on non-cash compensation expenses. Expenses for the three months ended December 31, 2006 were $217,750 relating mainly to the original start-up of Mynk Corporation and the development and sales of Hauteur Mynk jeans. For the there months ended December 31, 2007 design, development and production expenses totalled $862,860. During this period designers for all of product divisions developed winter and spring collections for shipping during early 2008 and salaries totalled $193,000. Purchases of sample fabric and trims totalled $132,000. This expense should reduce in future periods. Production expenses consist of production staff salaries ($64,000), production patternmaking salaries ($130,000), sample sewers salaries ($147,000), fabric cutting ($37,000) and outside services ($19,000).

          For the three months ended December 31, 2007 selling and shipping expense totalled $404,232 compared to $73,495 for the three months ended December 31, 2006. Travel and trade show expenses totalled $63,000, sales salaries totalled $91,000 and sales consulting expenses totalled $188,350. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the three months ending December 31, 2007 was $180,850 paid to Lollly Factory, Inc. Selling expenses for the three months ended December 31, 2006 consisted of commissions ($23,000), public relations and advertising ($16,000), and travel ($33,000).

          Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

          For the three months ended December 31, 2007 general and administrative expenses (excluding non-cash compensation costs of $547,901) totalled $468,000. Key components included salaries for executive, accounting and customer service totalling $130,000, payroll taxes ($61,000), professional fees ($41,000), postage and delivery ($39,000) , insurance ($65,000) and rent ($21,000). Not included in general and administrative expenses is $14,467 in depreciation expense.

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

          Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns, to date all from Mynk denim products have been significant and we have accrued $10,831 as of December 31, 2007for estimated sales returns and other allowances.

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

          The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

          In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.

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

          Our inception date is February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception (February 3, 2006) was $7,044,442 as of December 31, 2007. In its audit report dated January 14, 2008, our auditor stated that we have incurred a loss from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern.

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

Risks Related to Our Securities

Our stock price is highly volatile and stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

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

Item 3. Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer and our company’s principal financial officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report. Management arrived at this determination as a result of having identified a stock-based compensation accounting issue that caused it to restate the financial statements of Mynk Corporation for the three months ended December 31, 2006, the period from February 3, 2006 (Inception) to December 31, 2006, and the period from February 3, 2006 (Inception) to December 31, 2007. The Company is addressing this issue by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to its accounting department, and retaining qualified advisors to assist the company in addressing technical accounting issues.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          Other than as described below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows. Elk Brands Manufacturing Company, Inc. is suing Mynk Corporation. for an alleged payment owing of approximately $70,800. We believe that this claim is unfounded and we intend to fight it through all reasonable legal means. We believe that we will not be held liable for or be required to pay the amount claimed by Elk Brands. The claim was filed in the circuit court for Davidson County, Tennessee at Nashville on February 16, 2007. On October 19, 2007, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Unger Fabrik, LLC, a Delaware limited liability company, against our company, Mark Cywinski, Craig Soller and Stephen M. Soller, our chief executive officer and a director and our company. The complaint made several allegations, including breach of contract, unfair competition and unfair business practices. The plaintiff was seeking monetary damages, punitive damages, injunctions, restitution, attorney fees, pre and post judgment interest and any further relief that the Court deems just and proper. A settlement agreement and mutual release was signed on February 7, 2008 wherein Unger will file a request for dismissal of Panglobal Brands Inc., Stephen Soller and Mark Cywinski.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit
Number	Description

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (incorporated by reference as Exhibit Number 3.1 of our Form SB-2 filed January 3, 2006).

3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed January 3, 2006).

3.3	Articles of Incorporation of Mynk Corporation (incorporated by reference as Exhibit Number 3.1 of our Form SB- 2 filed February 3, 2006).

3.4	Bylaws of Mynk Corporation. (incorporated by reference as Exhibit Number 3.2 of our Form SB-2 filed February 3, 2006).

3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

3.6	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2007).

(10)	Material Contracts

10.1	PayPal User Agreement (incorporated by reference as Exhibit Number 10.1 of our Form SB-2 filed February 3, 2006).

10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2006).

10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (incorporated by reference from our Current Report on Form 8- K filed on February 20, 2007).

10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (incorporated by reference as Exhibit Number 10.1 of our Form 8-K filed September 27, 2006).

10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2007).

10.6	Lease Agreement with YMI Jeanswear

10.7	Lease Agreement with Jamison California Market Center, L.P.

10.8	Lease Agreement with Steven Goldstein

10.9	Lease Agreement with TR 39th St. Land Corp.

(31)	Section 302 Certifications

31.1*	Certification under Sarbanes-Oxley Act of 2002.

31.2*	Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification under Sarbanes-Oxley Act of 2002.

32.2*	Certification under Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.
            (Registrant)

By: /s/ STEPHEN SOLLER
Stephen Soller
Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2008

By: /s/ CHARLES LESSER
Charles Lesser
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: February 18, 2008