Form 10QSB
period 2008-03-31
Panglobal Brands Inc.
filed 2008-05-15
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

As of May 15, 2008, the Company had 29,630,530 shares of common stock issued and outstanding.

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

PANGLOBAL BRANDS INC.
INDEX

Page
No.
PART I - FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Consolidated Balance Sheets –March 31, 2008 (Unaudited) and September 30, 2007 (Audited)	4
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2008 and 2007 (Restated), Six Months Ended March 31, 2008 and 2007 (Restated)	5
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the six months ended March 31, 2008 and year ended September 30, 2007 (Audited)	6
Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended March 31, 2008 and 2007 (Restated),	7
Notes to Consolidated Financial Statements – March 31, 2008 (Unaudited)	9
Item 2. Management’s Discussion and Analysis or Plan of Operation	24
Item 3. Controls and Procedures	36
PART II - OTHER INFORMATION	36
Item 1 Legal Proceedings	36
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3 Defaults Upon Senior Securities	37
Item 4 Submission of Matters to a Vote of Security Holders	37

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

			September
	March 31,		30,
	2008		2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,582		$1,170,214
Accounts receivable, net of allowance of $13,332 and $14,675 as of	108443		29,975
March 31, 2008 and September 30, 2007, respectively
Due from factor, net	1,324,759		175,084

Inventory	669,444		309,700
Prepaid expenses and other current assets	114,550		51,004
Total current assets	2,223,778		1,735,977
Property and equipment , net
	466,120		210,930
Deposits	134,520		68,065
Total assets	$2,824,418		$2,014,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$179,172	$	---
Accounts payable and accrued expenses	1,579,427		396,988
Convertible note payable to related party	500,000		10,000
Total current liabilities	2,258,599		406,988

Commitments and contingencies

Stockholders’ equity :
Common stock, $0.0001 par value:
Authorized - 600,000,000 shares; issued and outstanding – 29,630,530 shares and
26,731,771 shares at March 31, 2008 and September 30, 2007, respectively

	2,960		2,673
Additional paid-in capital	9,604,750		6,363,418
Accumulated deficit	(9,041,891)		(4,758,107)
Total stockholders’ equity	565,819		1,607,984
Total liabilities and stockholders’ equity	$2,824,418		$2,014,972

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2008	2007	2008	2007
		(Restated)		(Restated)

Net sales	$2,962,919	$(136,833)	$3,083,552	$180,623
Cost of sales	2,261,341	104,432	2,388,368	416,178
Gross profit (loss)	701,578	(241,265)	695,184	(235,555)

Costs and expenses:
Design and development	932,527	77,271	1,795,387	77,271
Selling and shipping	500,247	163,925	904,479	237,420
General and administrative, including
$514,899 and $-0- of stock-based
compensation for the three months
ended March 31, 2008 and 2007,
respectively; and $1,062,800 and $-0-
for the six months ended March 31, 2008
and 2007, respectively

	1,240,547	117,749	2,256,772	261,834
Depreciation and amortization	21,357	808	35,824	978
Total costs and expenses	2,694,678	359,753	4,992,462	577,503
	(1,993,100)	(601,018)	(4,297,278)	(813,058)
Interest income	4,140	25	21,983	25
Interest (expense)	(8,489)	----	(8,489)	---
Interest income/(expense), net	(4,349)	25	13,494	25

Net loss	$(1,997,449)	$(600,993)	$(4,283,784)	$(813,033)

Net loss per common share - basic and	$(0.07)	$(0.05)	$(0.15)	(0.06)
diluted
Weighted average number of common
shares
outstanding - basic and diluted	29,635,530	13,000,000	29,250,000	13,000,000

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated	Total
			Additional	Deficit	Stockholders’
	Common Stock		Paid-in		Equity
	Shares	Amount	Capital		(Deficiency)

Balance, September 30, 2006 (restated)	3,749,995	375	646,635	(833,236)	(186,226)

Shares issued to acquiree in connection	11,396,550	1,140	(68,991)	—	(67,851)
with reverse merger transaction
Shares issued to related parties for debt
in connection with reverse merger
transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net
of offering costs of $21,900	10,610,22	1,061	4,751,641	—	4,752,702
	6
Stock-based compensation	—	—	644,230	—	644,230
Net loss for the year ended September 30,
2007	—	—	—	(3,924,871)	(3,924,871)
Balance September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)	1,607,984

Shares issued in private placement	2,871,759	287	2,153,532		2,153,819
	—	—		—

Shares to be issued as loan fees			25,000		25,000
Stock-based compensation	—	—	1,062,800	—	1,062,800
Net loss for the six months ended March					(4,283,784)
31, 2008				(4,283,784))
Balance, March 31, 2008	29,603,530	2,960	9,604,750	(9,041,891)	565,819

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(4,283,784)	(813,033)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	35,824	978
Provision for bad debts	(1343)
Provision for returns	63,566
Stock-based compensation	1,062,800	---
Stock issued as loan fees	25,000	---
Loss on abandoned leasehold improvements	4,243
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(77,125)	---
Due from factor	(1,086,109)	(8,346)
Inventories	(359,744)	(358.177)
Prepaid expenses and other current assets	(63,546)	(7,472)
Deposits	(66,455)	(5,400)
Increase (decrease) in -
Accounts payable and accrued expenses	1,182,439	187,082
Net cash used in operating activities	(3,691,366)	(1,004,368)

Cash flows from investing activities
Purchase of office equipment	(295,257)	(76,178)
Net cash used in investing activities	(295,257)	(76,178)

Cash flows from financing activities
Increase in bank overdraft	179,172	---
Gross proceeds from private placements	2,153,819	---
Advances from related parties	----	850,000
Proceeds from related party note	500,000	190,000
Repayment of related party loans	(10,000)	(100,000)
Net cash provided by financing activities	2,822,991	940,000

Net increase/(decrease) in cash	(1,163,632)	(140,546)
Cash and cash equivalents at beginning of period	1,170,214	150,922
Cash and cash equivalents at end of period	$6,582	10,376

(continued)

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

		Six	Six
		Months	Months
		Ended	Ended
		March 31,	March 31,
		2008	2007

Supplemental disclosures of non-cash investing and
financing activities:
Liabilities assumed in connection with reverse merger	$	----	-----

Common stock issued in payment of debt	$	-----	-----

Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$8,489	---

Income taxes	$	---	---

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company sells its products through a network of wholesale accounts. The Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” until December 31, 2007, as it had not yet commenced any material revenue-generating operations, did not have any material cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company recorded approximately $3.0 million in revenue in the three months ended March 31, 2008 and is still dependent on financing, but no longer considers itself a “development stage company”. The Company has elected September 30 as its fiscal year-end.

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

     The controlling shareholder of Panglobal returned 18,975,000 shares of common stock to the Company for cancellation immediately prior to the closing of the transaction on May 10, 2007. Of the 11,396,550 shares of common stock retained by the Panglobal shareholders on May 11, 2007 upon the closing of the transaction, 5,025,000 shares were owned by the controlling shareholder, resulting in the other public shareholders owning 6,371,550 shares. Of such 5,025,000 shares, 2,025,000 shares were subject to purchase and escrow agreements transferring such shares to new management at June 30, 2007, and of the remaining 3,000,000 shares, 2,500,000 were transferred to a consultant to the Company, Lolly Factory(see Note 8), and 250,000 transferred to the Chief Financial Officer(see Note 3).

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

Interim Financial Information

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at March 31, 2008, the results of operations for the three and six months ended March 31, 2008 and 2007, and the cash flows for the six months ended March 31, 2008 and 2007.

     Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2008.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to December 31, 2007 the Company had been in the development stage. It has generated approximately $3.0 million in revenues from operations for the three months ended March 31, 2008, but is still dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern.

     The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations. As of March 31, 2008, the Company had an accumulated deficit of $9,041,891; and had incurred a net loss of $4,283,784 and used net cash in operating activities of $3,691,366 for the six months ended March 31, 2008. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At December 31, 2007, the Company had not yet commenced any material revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. These activities generated $3.0 in revenue for the three months ended March 31, 2008 and the company has as order backlog of approximately $6.0 million in prospective sales. The Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

Inventories

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At March 31, 2008, inventories consisted of finished goods, work-in-process and raw materials.

Revenue Recognition

     The Company recognizes revenue from the sale of merchandise to its wholesale accounts when products are shipped and the customer takes title and assumes the risk of loss, collection of the relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or otherwise determinable. Sales allowances are recorded as a reduction to revenue. Management has evaluated the effects of estimating and accruing for sales returns in the current and prior periods and provides for an estimated allowance for returns based upon historical percentages.

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

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on November 15, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

     Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Loss per Common Share

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The related party loan may be convertible to common shares if not repaid by August 31, 2008, but the conversion is also anti-dilutive. The 2,884,612 shares of common stock issued to the founders of Mynk in conjunction with the closing of the reverse merger transaction on May 11, 2007 have been presented as outstanding for all periods presented.

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

Concentration of Credit Risks

     During the six months ended March 31, 2008 sales to three customers accounted for 40%, 16% and14% of the Company’s net sales. During the six months ended March 31, 2008, purchases from one supplier totaled approximately $632,000.

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

Advertising

     The company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the six months ended March 31, 2008 and March 31, 2007 amounted to $21,821 and $1,833, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of cost of sales amounted to approximately $59,867 and $51,856 for the six months ended March 31, 2008 and March 31, 2007.

3. Share Exchange Agreement and Private Placement

     As a result of the sale of the 10,610,226 shares of common stock in late February 2007 at a per share price of $0.45, and the acquisition of Mynk by Panglobal effective May 11, 2007, the Company has determined that the grant date fair value charge to operations for all stock options and other similar stock-based compensation that is amortizable over future periods should begin on May 11, 2007, since that is the date on which acquisition occurred and the period of benefit therefore began. Since the Company’s common stock traded on a very limited and sporadic basis prior to May 11, 2007, the Company has also determined that the best indicator of fair value of the Company’s common stock on May 11, 2007 was the $0.45 per share cash price paid by the investors in the recent private placement, who owned approximately 40% of the issued and outstanding shares of common on May 11, 2007. These determinations affected the accounting for the stock-based transactions noted below through March 31, 2008.

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

Stock Options

     On January 18, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Felix Wasser, the Company’s Chief Financial Officer, a stock option to purchase an aggregate of 250,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one quarter vesting every six months through January 18, 2009. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.39 per share), and was being charged to operations rateably from May 11, 2007 through January 18, 2009. Felix Wasser resigned as an officer of the Company on August 21, 2007 and no further charges to operations were recorded. Vesting has ceased and the 250,000 options have been cancelled.

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations rateably from May 11, 2007 through February 12, 2010. During the three months ended March 31, 2008 the Company recorded a charge to operations of $63,818 with respect to this option. During the six months ended March 31, 2008, the Company recorded a charge to operations of $127,636 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations rateably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On March 31, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.71 per share, which resulted in a charge to operations of $8,068 during the three months ended March 31, 2008. During the six months ended March 31, 2008, the Company recorded a charge to operations of $20,568 with respect to these options. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been cancelled at that time and previously calculated compensation in the amount of $34,205 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options subsequent to September 30, 2007.

     On February 12, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.45; expected life –4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% . On September 30, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.02; exercise price - $0.45; expected life – 4.625 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%

     On August 7, 2007, the Company granted a consultant a stock option to purchase 100,000 shares of common stock exercisable for a period of one year at $0.45 per share, all of which were fully vested upon issuance, for past services through June 2007. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $69,000 ($0.69 per share), and was charged to operations at June 30, 2007. For presentation purposes, these options have been treated as granted and exercisable as of June 30, 2007 and were recorded at that date. At August 7, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.00; exercise price - $0.45; expected life – 1 year; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% ..

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, stock options to purchase an aggregate of 480,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 10,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $355,200 ($0.74 per share), and is being charged to operations rateably from November 1 2007 through December 1, 2011. During the three months ended March 31, 2008, and during the six months ended March 31, 2008 the Company recorded a charge to operations of $21,312 and $35,520, respectively with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, Incentive stock options to purchase an aggregate of 660,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 132,000 shares vesting on December 1, 2007 and 11,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $488,400 ($0.74 per share), and is being charged to operations rateably from November 1, 2007 through December 1, 2011. During the three months ended March 31, 2008 and during the six months ended March 31, 2008, the Company recorded a charge to operations of $29,304 and $48,840, respectively, with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     During the period from February 3, 2006 (Inception) through December 31, 2006, the Company did not issue any stock options.

A summary of stock option activity for the six months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at September 30, 2007	2,337,500	$0.333	4.48
Granted	1,140,000	0.750	4.80
Exercised	---	---	---
Cancelled	(312,500)	0.420
Options outstanding at March 31, 2008	3,165,000	$0.473	4.23
Options exercisable at March 31, 2008	936,666	$0.416	3.75

     The aggregate intrinsic value of stock options outstanding at March 31, 2008 was $1,703,350.

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

Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months ended March 31, 2008, the Company recorded a charge to operations of $162,000. During the six months ended March 31, 2008, the Company recorded a charge to operations of $324,000.

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

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On March 31, 2008, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $159,750 ($0.71 per share), which resulted in a charge to operations of $7,396 during the three months ended March 31, 2008 and a charge to operations of $17,556 during the six months ended March 31, 2008. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

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

     On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the three months ended March 31, 2008, the Company recorded a charge to operations of $33,000 and during the six months ended March 31, 2008, the Company recorded a charge to operations of $53,000.

4. Due from Factor

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. At March 31, 2008, the Company has a cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral has been reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of March 31, 2008, the amount of Due from Factor for which we bear the credit risk is $6,480.

     For the six months ended March 31, 2008 and 2007, the Company paid a total of approximately $4,929 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of chargebacks and other deductions as presented in the balance sheet at March 31, 2008 and September 30, 2007 is summarized below:

	March 31,	September 30,
	2008	2007
Outstanding factored receivables	$1,956,000	$292,119
Cash collateral reserve	400,000	----

	2,356,000	292,119

Less: advances	(977,772)	-----
Reserves for chargeback and other deductibles	(53,469)	(117,035)

	$1,324,759	$175,084

5. Inventories

     Inventories consist of the following at March 31, 2008 and September 30, 2007 :

		September
	March 31,	30,
	2008	2007
Finished goods	$409,141	$135,546
Work-in-process	107,284	15,896
Raw materials	153,019	158,258
	$669,444	$309,700

6. Property and Equipment

A summary of property and equipment at March 31, 2008 and September 30, 2007 is as follows:

	March 31,	September 30,
	2008	2007
Machinery and equipment	$139,496	$128,585
Computer Hardware and Software	164,179	56,669
Furniture and fixtures	72,749	18,815
Leasehold improvements	137,656	19,688
	514,080	223,757
Less accumulated depreciation and amortization	(47,960)	(12,827)
	$466,120	$210,930

     Depreciation and amortization expense for the six months ended March 31, 2008 and 2007 was $35,824 and $978, respectively.

7. Related Party Transactions

     Craig Soller, the brother of the Company’s Chief Executive Officer, Stephen Soller, is a consultant to the Company. See Note 3 for transactions involving Craig Soller.

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company. The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The Loan must be repaid in full by November 30, 2008. As consideration for the loan, the Company agreed to pay 68,180 of its Common shares as loan fees. As only $500,000 was originally advanced, the Company recorded an expense of $25,000 included in operating expenses equivalent to the issuance of 45,454 shares of the Company’s common stock at the fair market value of $0.55 per share, the closing price of the Company’s common shares on the first advance date of February 26, 2008. The Company drew a further advance on April 10, 2008 and will record an expense in general and administrative expenses of $23,862 equivalent to the issuance of 22,726 shares of its common stock at the fair market value of $1.05, the closing price of the Company’s common stock on April 10, 2008.

     At any time after August 31, 2008, if there is an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares of the Company at a price per share equal to the lesser of:

a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 26, 2008; or

b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

     At March 31, 2008 the Company had an outstanding balance of $500,000 on the loan. Subsequent to March 31, 2008, the Company borrowed an additional $250,000 and currently has an outstanding balance of $750,000. During the three months ended March 31, 2008, the Company paid $3,561 in interest expense on the Loan.

8. Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totalling $452,125 are payable between September 2007 and June 2008. For the six months ended March 31, 2008, $271,300 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The

Company recorded sales commission expense of $62,499 and $0 for the six and three months ended March 31, 2008, respectively. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $190,000 for 300,000 common shares earned for the three months ended March 31, 2008 and an expense of $462,000 for the six months ended March 31, 2008.

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

10. Commitments

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. Total rent expense for the six months ended March 31, 2008 and 2007 was $144,544 and $15,780, respectively. Total rent expense for the three months ended March 31, 2008 and 2007 was $94,391 and $11,780, respectively.

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

     The table below sets forth the Company’s lease obligations through 2012.

Year ending September 30,

2008	$167,293
2009	$342,406
2010	$353,528
2011	$222,609
2012	$123,027
Thereafter	$10,278

$1,219,141

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

     As of March 31, 2008 unused net operating losses of approximately $3,966,000 are available to offset future years federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

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

     As a result of the restatement, for the period from February 3, 2006 (Inception) to December 31, 2006, net loss increased by $149,310, to $1,045,276 from $895,966. Cash flows from operating activities did not change during the period from February 3, 2006 (Inception) to December 31, 2006. As of December 31, 2006, there was no change in assets, liabilities or total stockholders’ deficiency.

13. Subsequent Events

     The Company has arranged a private placement offering of 2,500,000 shares of the Company’s common stock at a price of $0.80 per share for gross proceeds of $2,000,000 to be used for working capital. The Company plans to close the private placement by the end of May, 2008.

     On April 18,2008The Company granted stock options to purchase 1,535,000 shares of the Company’s common stock to 15 employees exercisable for five years at an exercise price of $1.10 per share, the fair market value on the date of grant being $1.10 per share.

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

Overview

Corporate Overview and History

     We were incorporated on March 2, 2005, under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation we were engaged in the development of an online teacher training course to teach English as a second language. Our principal offices are located 2853 E. Pico Blvd. Los Angeles, CA 90023, and our telephone number is 323.266 -6500.?

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

     Our divisions are aggregated into four major consumer market product groupings. The major consumer divisions are as follows:

     HAUTEUR MYNK-Hauteur Mynk is a trademarked brand name selling premium denim jeans, skirts, dresses and shorts. Most of the sales through December 31, 2007March 31, 2008? has? been sales of Mynk denim. Mynk is currently sold at Saks Fifth Avenue and approximately 100 premium boutiques throughout the U.S. Mynk products are manufactured in Los Angeles using Italian denim fabric. The product’s image is a low-rise, soft, sexy look perfect for evening wear and is available for both women and men. The retail price point ranges from $200-240 for denim bottoms. Competition is strong from larger companies including Seven, True Religion, Paige Denim, Citizens for Humanity, Rock and Republic, etc.

     NELA-Nela designs, merchandises and sells women's better dresses using Italian prints and related fabrics. The dresses are manufactured under contract in Asia and a royalty fee will be paid to the Italian fabric manufacturer. We commenced shipments in February 2008. We intend to sell Nela designs through high-end department stores and boutiques catering to a contemporary woman 30+ years old. Retail prices points will range from $280-400 and competition includes well-known designers such as Diane von Furstenburg, Marc by Marc Jacobs, Rozae Nichols, Milly, Tibi, etc.

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

     SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel and is manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik, including products that will be sold under private labels for junior products commenced in October, 2007 and shipments commenced in January 2008. We anticipate that greater than 50% of our revenue for our fiscal year ending September 30, 2008 will be from Sosik and junior products; currently Sosik sales are approximately 75% of total sales. Customers include Charlotte Russe, Forever 21, Wet Seal, Guess, Ross and Limited Too.

     PRIVATE LABEL- Lastly, based upon our branded products, we expect to be offered the opportunity by major department stores to design, merchandise and manufacture private label women’s apparel including dresses, skirts and knit and woven tops. Our shipments beginning January, 2008 included customers such as Sears Holdings and Victoria’s Secret.

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

Consulting Agreement for Sosik Division

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totalling $452,125 are payable between September 2007 and June 2008. For the six months ended March 31, 2008, $271,300 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The Company recorded an expense of $62,499 for the six months and three months ended March 31, 2008 for sales commissions. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $190,000 for 300,000 common shares earned for the three months ended March 31, 2008 and an expense of $462,000 for the six months ended March 31, 2008.

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

Employees

     As of May, 2008, we have 55 full-time employees: two (2) are executive, nine (9) are design staff, eighteen (18) are production staff, sixteen (16) are sewing staff, five (5) are sales staff and five (5) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Financial Condition, Liquidity and Capital Resources

At March 31, 2008, we had a working capital deficit of $34,821.

At March 31, 2008, our total assets were $2,824,418 of which $6,582 consisted of cash.

At March 31, 2008, our total liabilities were $2,258,599.

Assets

     Our current assets totalled $2,223,778 and $1,735,997 at March 31, 2008 and September 30, 2007, respectively. Total assets were $2,824,418 and $2,014,972 at March 31, 2008 and September 30, 2007, respectively. The increase in current assets is primarily due to the growth in accounts receivable, Due from factor and inventory as the three months ending March 31, 2008 marked the beginning of significant sales revenue.

Liabilities and Working Capital

     Our current liabilities totalled $2,258,599 and $406,988 at March 31, 2008 and September 30, 2007, respectively. This resulted in a working capital deficit of $34,821 at March 31, 2008 as accounts payable increased due to increased purchases of goods for resale and a new short-term loan necessary to fund losses. We had no long term debt in either year.

Cash Requirements and Additional Funding

     On February 27 and 28, 2007, we raised approximately $4,774,602 through the sale of our equity securities in private placement transactions. We have also earned revenues from the sale of our fall product line. With the money we raised through the private placements and the revenue we earned through the sale of our products, we were able to pay our operating expenses for approximately the next nine months. At that point, we anticipate requiring further corporate financing in the next twelve months to carry out our business plan.

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

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company. The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The Loan must be repaid in full by November 30, 2008. As consideration for the loan, the Company agreed to pay 68,180 of its Common shares as loan fees. As only $500,000 was originally advanced, the Company recorded an expense of $25,000 included in operating expenses equivalent to the issuance of 45,454 shares of the Company’s common stock at the fair market value of $0.55 per share, the closing price of the Company’s common shares on the first advance date of February 26, 2008. The Company drew a further advance on April 10, 2008 and will record an expense in general and administrative expenses of $23,862 equivalent to the issuance of 22,726 shares of its common stock at the fair market value of $1.05, the closing price of the Company’s common stock on April 10, 2008.

     At any time after August 31, 2008, if there is an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares of the Company at a price per share equal to the lesser of:

a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 2x, 2008; or

b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

     At March 31, 2008 the Company had an outstanding balance of $500,000 on the loan. Subsequent to March 31, 2008, the Company borrowed an additional $250,000 and currently has an outstanding balance of $750,000. During the three months ended March 31, 2008, the company paid $3,561 in interest expense on the Loan.

     On April 18, 2008, we announced that we have arranged a private placement offering of 2,500,000 shares of our common stock at a price of $0.80 per share for gross proceeds of $2,000,000 to be used for working capital. We plan to close the private placement by the end of May, 2008.

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

     There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products extending through October 2008. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

The Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

Revenue

     Net sales for the six months ended March 31, 2008 totalled $3,083,552. Sales of Sosik/junior apparel totalled $2,319,141 and the remainder of the sales were private label, Nela dresses and Hauteur Mynk denim jeans. All of the sales during the six months ended March 31, 2007, were sales of Hauteur Mynk denim jeans. Gross profit/(loss) was $695,184 and ($235,555) for the six months ended March 31, 2008 and 2007 respectively. Sales returns for the six months ended March 31, 2007 totalled $190,167 causing a negative gross profit as the Company neared the end of denim jeans being returned due to earlier manufacturing problems. At this time, we have a backlog of sales orders in excess $6 million for shipments through October 2008. Over 75% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops. The balance is for Mynk jeans, Tea and Honey dresses and Nela dresses. Our Sosik products are sold through in-house sales staff and sales showrooms in Los Angeles and New York. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     Our total expenses were $4,992,462 for the six months ended March 31, 2008. This included $770,000 in design and development expenses and 1,025,000 in production expenses , $904,000 in selling and shipping expenses, and $2,257,000 in general and administrative expenses, of which $1,062,800 consisted of non-cash compensation expenses. Expenses for the six months ended March 31, 2007 totalled $577,000 relating mainly to the original start-up of Mynk Corporation and the development and sales of Hauteur Mynk jeans. For the six months ended March 31, 2008 design, development and production expenses totalled $1,795,000. During this period designers for all of our product divisions developed winter, spring and summer collections for shipping during 2008 and salaries totalled $380,000. Purchases of sample fabric and trims totalled $222,000. This expense should reduce in future periods. Production expenses consist of production staff salaries ($150,000), production patternmaking salaries ($293,000), sample sewers salaries ($397,000), fabric cutting ($73,000) and outside services ($42,000).

     For the six months ended March 31, 2008 selling and shipping expense totalled $904,000 compared to $237,000 for the six months ended March 31, 2007. Travel and trade show expenses totalled $107,000, sales salaries totalled $218,000 and sales consulting expenses totalled $283,800. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the six months ending March 31, 2008 was $271,300 paid to Lolly Factory, Inc. Selling expenses for the six months ended March 31, 2007 consisted of commissions ($63,000), public relations and advertising ($29,000), and travel and trade show expense ($111,000). The junior and Sosik divisions were not in operation during the six months a ended March 31, 2007, only the Hauteur Mynk denim brand, and selling expenses were considerably lower.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

     For the six months ended March 31, 2008 general and administrative expenses (excluding non-cash compensation costs of $1,062,800) totalled $1,193,972. Key components included salaries for executive, accounting and customer service totalling $314,000, payroll taxes ($146,000), professional fees ($135,000), postage and delivery (119,000), insurance ($104,000) and rent ($62,100). Not included in general and administrative expenses is $35,824 in depreciation expense. For the six months ended March 31, 2007 general and administrative expenses totalled $261, 838. Key components included consulting fees ($67,500) and professional fees($68,440) as the Company was still in the development stage.

The Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue

     Sales, net of returns and allowances of $153,000 for the three months ended March 31, 2008 totalled $2,963,000. Sales of Sosik/junior apparel totalled $2,258,000 and the remainder of the sales were Nela dresses, private label and Hauteur Mynk denim jeans. All of the sales during the three months ended March 31, 2007 were sales of Hauteur Mynk denim jeans. Gross profit/(loss) was $701,578, or 23.7% and ($241,265) for the three months ended March 31, 2007, respectively. Sales returns for the three months ended March 31, 2007 were significant as the Company neared the end of denim jeans being returned due to earlier manufacturing problems causing a negative gross profit. At this time, we have a backlog of sales orders in excess $6.0 million for shipments beginning January 2008 through June 2008. Over 75% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops. The balance is for Mynk jeans and Nela dresses. Our Sosik products are sold through in-house sales staff and sales showrooms in Los Angeles and New York. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     Our total expenses were $2,694,678 for the three months ended March 31, 2008. This included $370,000 in design and development expenses and $563,000 in production expenses, $500,000 in selling and shipping expenses, and $1,240,000 in general and administrative fees, of which $514,889 consisted of non-cash compensation expenses and $25,000 consisted of non-cash loan fees. Expenses for the three months ended March 31, 2007 were $359,753 relating mainly to the original start-up of Mynk Corporation and the development and sales of Hauteur Mynk jeans. For the three months ended March 31, 2008 design, development and production expenses totalled $933,000. During this period, designers for all of our product divisions developed spring and summer collections for shipping during 2008 and salaries totalled $238,000. Purchases of sample fabric and trims totalled $87,000. This expense has reduced in this period and should reduce in future periods. Production expenses consist of production staff salaries ($85,000), production patternmaking salaries ($150,000), sample sewers salaries ($227,000), fabric cutting ($37,000) and supplies services ($32,000).

     For the three months ended March 31, 2008 selling and shipping expense totalled $500,000 compared to $164,000 for the three months ended March 31, 2007. Travel and trade show expenses totalled $42,000, sales salaries totalled $128,000 and sales consulting expenses totalled $95,450. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the three months ended December 31, 2007 was $90,450 paid to Lolly Factory, Inc. Selling expenses for the three months ended March 31, 2007 consisted of commissions ($43,000), public relations and advertising ($11,000), and travel and trade show expenses ($77,000). The junior and Sosik divisions were not operational during the three months ended March 31, 2007 resulting in lower selling expenses.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

     For the three months ended March 31, 2008 general and administrative expenses (excluding non-cash compensation costs of $514,889 and loan fees paid in stock of $25,000) totalled $700,648. Key components included salaries for executive, accounting and customer service totalling $184,000, payroll taxes ($81,000), professional fees ($58,000), postage and delivery ($76,000) , insurance ($55,000) factor commissions ($26,000) and rent ($41,000). Not included in general and administrative expenses is $21,357 in depreciation expense. Key components of general and administrative expenses for the three months ended March 31, 2007 included professional and consulting fees ($87,000) and rent ($12,000). At March 31, 2007, the Company was considerably smaller with no accounting or customer service departments, nominal delivery costs and few employees resulting in less payroll tax expense.

Off Balance-Sheet Arrangements

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, 75%, of eligible outstanding accounts receivable and at March 31, 2008 has cash advances of $977,772. . The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. At March 31, 2008, the Company has a cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. At May 5, 2008 the cash collateral has been reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009.

     Due from factor, net of chargebacks and other deductions as presented in the balance sheet at March 31, 2008 and September 30, 2007 is summarized below:

	December 31,	September 30,
	2007	2007
Outstanding factored receivables	$1,956,000	$292,119
Cash collateral reserve	400,000	----

	2,356,000	292,119
Less: cash advances	(977,772)	-----
Reserves for chargeback and other deductibles	(53,469)	(117,035)

Due from factor	$1,324,759	$175,084

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

     Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for each category of inventory of our company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

     Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns, to date from Mynk denim products have been significant and we have accrued $10,831 as of March 31, 2008 for estimated sales returns and $53,469 for other allowances.

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

     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on November 15, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

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

     Our inception date was February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception was $7,044,442 as of December 31, 2007. In its audit report dated January 14, 2008, our auditor stated that we have incurred a loss from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern.

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

     As of March 31, 2008, our directors and officers as a group beneficially owned approximately 21% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock. If the interests of our directors and officers conflict with those of our investors, investors could lose some or all of the potential benefit of their investment.

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

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer and our company’s principal financial officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report. Management arrived at this determination as a result of having identified a stock-based compensation accounting issue that caused it to restate the financial statements of Mynk Corporation for the three months ended December 31, 2006, the period from February 3, 2006 (Inception) to December 31, 2006, and the period from February 3, 2006 (Inception) to December 31, 2007. The Company is addressing this issue by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to its accounting department, and retaining qualified advisors to assist the company in addressing technical accounting issues.

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

Date: May 15, 2008

By: /s/ CHARLES LESSER
Charles Lesser
Chief Financial Officer
(Principal Accounting Officer
and Principal Financial Officer)

Date: May 15, 2008