Form 10QSB
period 2008-06-30
Panglobal Brands Inc.
filed 2008-08-19
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 15, 2008, the Company had 37,630,530 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

- ii -

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

- iii -

PANGLOBAL BRANDS INC.
INDEX

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

		September
	June 30,	30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,069,430	$1,170,214
Accounts receivable, net of allowance of $335,030 and $14,675 as of	633,999	29,975
June 30, 2008 and September 30, 2007, respectively
Due from factor, net	1,755,581	175,084

Inventory	1,439,153	309,700
Prepaid expenses and other current assets	160,791	51,004
Total current assets	$5,058,954	$1,735,977

Property and equipment , net	523,959	210,930
Trademarks and intangible assets	1,177,235
Deposits	134,520	68,065
Total assets	$6,894,668	$2,014,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,891,527	396,988
Loan from officer	250,000	--
Convertible note payable to shareholders	750,000	10,000
Total current liabilities	$3,891,527	$406,988

Commitments and contingencies

Stockholders’ equity :
Common stock, $0.0001 par value:
Authorized - 600,000,000 shares; issued and outstanding – 37,603,530 shares and
26,731,771 shares at June 30, 2008 and September 30, 2007, respectively	10,960	2,673

Additional paid-in capital	14,436,224	6,363,418
Accumulated deficit	(11,444,043)	(4,758,107)
Total stockholders’ equity	3,003,141	1,607,984
Total liabilities and stockholders’ equity	$6,894,668	$2,014,972

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Net sales	$5,321,794	$201,462	$8,405,346	$382,084
Cost of sales	4,268,641	590,264	6,657,008	1,006,442
Gross profit (loss)	1,053,153	(388,802)	1,748,338	(624,358)

Costs and expenses:
Design and development	784,967	152,211	2,580,354	229,481
Selling and shipping	708,711	88,972	1,613,190	326,391
General and administrative, including
$815,612 and $279,370 of stock-based
compensation for the three months
ended June 30, 2008 and 2007,
respectively; and $1,878,411 and $279,370
for the nine months ended June 30, 2008
and 2007, respectively	1,890,168	643,018	4,146,940	904,857

Depreciation and amortization	26,862	4,733	62,686	5,711
Total costs and expenses	3,410,708	888,934	8,403,170	1,466,440
	(2,357,555)	(1,277,736)	(6,654,832)	(2,090,798)
Interest income	82	37,235	22,065	50,724
Interest (expense)	(44,679)	----	(53,169)	---
Interest income/(expense), net	(44,597)	25	(31,104)	50,724

Net loss	$(2,402,152)	$(1,240,501)	$(6,685,936)	$(2,040,074)

Net loss per common share - basic and	$(0.08)	$(0.06)	$(0.23)	$(0.19)
diluted
Weighted average number of common
shares
outstanding - basic and diluted	29,661,500	21,293,700	29,401,500	10,802,700

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated	Total
			Additional	Deficit	Stockholders’
	Common Stock		Paid-in		Equity
	Shares	Amount	Capital		(Deficiency)

Balance, September 30, 2006 (restated)	3,749,995	375	646,635	(833,236)	(186,226)

Shares issued to acquire in connection	11,396,550	1,140	(68,991)	—	(67,851)
with reverse merger transaction
Shares issued to related parties for debt
in connection with reverse merger
transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net
of offering costs of $21,900	10,610,226	1,061	4,751,641	—	4,752,702

Stock-based compensation	—	—	644,230	—	644,230
Net loss for the year ended September 30,
2007	—	—	—	(3,924,871)	(3,924,871)
Balance September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)	1,607,984

Shares issued in private placement	10,871,759	8,287	6,145,531		6,153,818
	—	—		—

Shares to be issued as loan fees			48,863		48,863
Stock-based compensation	—	—	1,878,412	—	1,878,412
Net loss for the nine months ended June					(6,685,936)
30, 2008				(6,685,936)
Balance, June 30, 2008	37,603,530	10,960	14,436,224	(11,444,043)	3,003,141

See accompanying notes to consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(6,685,936)	$(2,040,074)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	62,686	5,511
Provision for bad debts	320,355
Provision for returns	(76,403)
Stock-based compensation	1,878,412	279,370
Stock issued as loan fees	48,863	---
Loss on abandoned leasehold improvements	4,243
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(924,379)	---
Due from factor	(1,504,094)	(188,379)
Inventory	(1,129,453)	(400,393)
Prepaid expenses and other current assets	(109,787)	(5,737)
Deposits	(66,455)	(10,800)
Increase (decrease) in -
Accounts payable and accrued expenses	2,494,539	200061
Net cash used in operating activities	(5,687,409)	(2,160,241)

Cash flows from investing activities
Purchase of office equipment	(379,958)	(126,983)
Purchase of trademarks and intangible assets	(1,177,235)	---
Net cash used in investing activities	(1,557,193)	(126,983)

Cash flows from financing activities
Gross proceeds from private placements	6,153,818	4,752,702
Loan from related party-officer	400,000	-
Proceeds from shareholder note	750,000	390,000
Repayment of related party loan	(160,000)	(300,000)
Net cash provided by financing activities	7,143,818	4,842,702

Net increase/(decrease) in cash	(100,784)	2,555,478
Cash and cash equivalents at beginning of period	1,170,214	150,922
Cash and cash equivalents at end of period	$1,069,430	$2,706,400

(continued)

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

		Nine		Nine
		Months		Months
		Ended		Ended
		June 30,		June 30,
		2008		2007

Supplemental disclosures of non-cash investing and
financing activities:
Liabilities assumed in connection with reverse merger	$	---		$67,851

Common stock issued in payment of debt	$	---		$390,000

Common stock issued as loan fees		$48,863	$	---
Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$53,169	$	---

Income taxes	$	---	$	---

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

     The Company sells its products through a network of wholesale accounts. The Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” until December 31, 2007, as it had not yet commenced any material revenue-generating operations, did not have any material cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company recorded approximately $8.4 million in revenue in the six months ended June 30, 2008 and is still dependent on financing, but no longer considers itself a “development stage company”. The Company has elected September 30 as its fiscal year-end.

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

     The controlling shareholder of Panglobal returned 18,975,000 shares of common stock to the Company for cancellation immediately prior to the closing of the transaction on May 10, 2007. Of the 11,396,550 shares of common stock retained by the Panglobal shareholders on May 11, 2007 upon the closing of the transaction, 5,025,000 shares were owned by the controlling shareholder, resulting in the other public shareholders owning 6,371,550 shares. Of such 5,025,000 shares, 2,025,000 shares were subject to purchase and escrow agreements transferring such shares to new management at June 30, 2007, and of the remaining 3,000,000 shares, 2,500,000 were transferred to a consultant to the Company, Lolly Factory (see Note 8), and 250,000 transferred to the Chief Financial Officer(see Note 3).

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

Interim Financial Information

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at June 30, 2008, the results of operations for the three and nine months ended June 30, 2008 and 2007, and the cash flows for the nine months ended June 30, 2008 and 2007.

     Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2008.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to December 31, 2007 the Company had been in the development stage. It has generated approximately $8.4 million in revenues from operations for the six months ended June 30, 2008, but is still dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop continued additional sources of capital, and achieve profitable operations. As of June 30, 2008, the Company had an accumulated deficit of $11,444,043; and had incurred a net loss of $6,685,936 and used net cash in operating activities of $5,687,409 for the nine months ended June 30, 2008. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At June 30, 2008, the Company has had two quarters of material revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. Revenue generating activities generated $8.1 in revenue for the period from January 1-June 30, 2008 and the Company has an order backlog of approximately $8.5 million in prospective sales. The Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

     The Company raised $4,000,000 in a private placement selling 8,000,000 of its common shares at a price of $0.50 per share which officially closed on July 11, 2008; but is reflected at June 30, 2008 as cash had been received by the Company at quarter-end.

Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of Panglobal and its wholly-owned subsidiary, Mynk Corporation. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, due from factor, prepaid expenses, accounts payable, accrued expenses, loan from officer and convertible note payable to shareholders approximate their respective fair values due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $335,000 at June 30, 2008. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the nine months ended June 30, 2008 sales to two customers accounted for 34% and 18% of the Company’s net sales. During the nine months ended June 30, 2008, purchases from one supplier totaled approximately $1,308,000. At June 30, 2008, one customer accounted for 62% of the Accounts Receivable, net of allowance. At June 30, 2008, two customers accounted for 46% and 13%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At June 30, 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

Impairment of Long-Lived Assets and Intangibles

     Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no indicators of impairment of long lived assets or intangibles based upon management’s assessment at June 30, 2008.

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

Advertising

     The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the nine months ended June 30, 2008 and June 30, 2007 amounted to $39,745 and $3,004, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of cost of sales amounted to approximately $181,640 and $12,586 for the nine months ended June 30, 2008 and June 30, 2007, respectively.

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

     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. The Company currently files or has in the past filed income tax returns in Canada and the United States. The Company is subject to tax examinations by tax authorities for tax years ending in 2006 and subsequently.

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

3. Share Exchange Agreement and Private Placement

     As a result of the sale of the 10,610,226 shares of common stock in late February 2007 at a per share price of $0.45, and the acquisition of Mynk by Panglobal effective May 11, 2007, the Company has determined that the grant date fair value charge to operations for all stock options and other similar stock-based compensation that is amortizable over future periods should begin on May 11, 2007, since that is the date on which acquisition occurred and the period of benefit therefore began. Since the Company’s common stock traded on a very limited and sporadic basis prior to May 11, 2007, the Company has also determined that the best indicator of fair value of the Company’s common stock on May 11, 2007 was the $0.45 per share cash price paid by the investors in the recent private placement, who owned approximately 40% of the issued and outstanding shares of common on May 11, 2007. These determinations affected the accounting for the stock-based transactions noted below through June 30, 2008.

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

     The Company also agreed to file with the Securities and Exchange Commission, within a reasonable time following the closing of the Share Exchange Agreement, a registration statement on Form SB-2 to effect the registration of half of the shares of the common stock that were issued to Mynk shareholders pursuant to the Share Exchange Agreement. There was no specified filing deadline or financial penalty if the Company failed to file the registration statement.

     Pursuant to the Exchange, Panglobal issued to the Selling Shareholders 3,749,995 shares of its common stock. Panglobal had a total of 26,731,771 shares of common stock issued and outstanding after giving effect to the Exchange and the 10,610,226 shares of common stock issued in the Company’s two private placements.

     As a result of the Exchange and the shares of common stock issued in the two private placements, on May 11, 2007, the stockholders of the Company immediately prior to the Exchange owned 11,396,550 shares of common stock, equivalent to approximately 43% of the issued and outstanding shares of the Company’s common stock, and the Company was controlled by the former stockholders of Mynk at that time.

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

On July 11, 2008, the Company closed a private placement, selling 8,000,000 shares of common stock at a price of $0.50 per share for proceeds of $4,000,000. We issued 560,000 shares pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to four (4) investors who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act. We issued 7,440,000 shares to eighteen (18) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the three months ended June 30, 2008 the Company recorded a charge to operations of $63,818 with respect to this option. During the nine months ended June 30, 2008, the Company recorded a charge to operations of $191,454 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On June 30, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.50 per share, which resulted in a charge to operations of $5,682 during the three months ended June 30, 2008. During the nine months ended June 30, 2008, the Company recorded a charge to operations of $26,250 with respect to these options. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been cancelled at that time and previously calculated compensation in the amount of $34,205 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options.

     On February 12, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.45; expected life –4.75 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0% . On September 30, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price of grant - $1.02; exercise price - $0.45; expected life – 4.625 years; expected volatility - 125%; expected dividend yield - 0%; risk-free interest rate – 5.0%

     On August 7, 2007, the Company granted a consultant a stock option to purchase 100,000 shares of common stock exercisable for a period of one year at $0.45 per share, all of which were fully vested upon issuance, for past services through June 2007. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $69,000 ($0.69 per share), and was charged to operations at June 30, 2007. At June 30, 2008, the Company agreed to extend the exercise period by one year. The fair value of the one year extension, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $35,000 ($0.35 per share), and was fully charged to operations at June 30, 2008.

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, stock options to purchase an aggregate of 480,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 10,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $355,200 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the three months ended June 30, 2008, and during the nine months ended June 30, 2008 the Company recorded a charge to operations of $21,312 and $56,832, respectively with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, Incentive stock options to purchase an aggregate of 660,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 132,000 shares vesting on December 1, 2007 and 11,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $488,400 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the three months ended June 30, 2008 and during the nine months ended June 30, 2008, the Company recorded a charge to operations of $29,304 and $78,144, respectively, with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On April 18, 2008, the Company granted to 15 employees, stock options to purchase an aggregate of 1,535,000 shares of common stock, exercisable for a period of five years at $1.10 per share, with twenty five percent of the shares vesting each year through April 18, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,427,550 ($0.93 per share). On June 17, 2008 the Company decided to lower the exercise price to reflect market conditions to $0.75 per share. The fair value of the option at that date, as calculated by the Black-Scholes option pricing model, was determined to be $1,473,600 ($0.96 per share) and is being charged to operations ratably from April 18, 2008 through April 17, 2012. During the three months ended June 30, 2008 the Company recorded a charge to operations of $92,100 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $1.10; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

On June 17, 2008, the Company granted to 3 employees, stock options to purchase an aggregate of 185,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with twenty five percent of the shares vesting each year through June 17, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $111,000 ($0.60 per share and is being charged to operations ratably from June 17, 2008 through June 17, 2012. During the three months ended June 30, 2008 the Company recorded a charge to operations of $6,938 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $.71; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     During the period from February 3, 2006 (Inception) through December 31, 2006, the Company did not issue any stock options.

A summary of stock option activity for the nine months ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life
			(Years)

Options outstanding at September 30, 2007	2,337,500	$0.333	4.23
Granted	2,860,000	0.750	4.80
Exercised	---	---	---
Cancelled	(312,500)	0.420
Options outstanding at June 30, 2008	4,885,000	$0.570	4.23
Options exercisable at June 30, 2008	999,667	$0.437	3.75

The aggregate intrinsic value of stock options outstanding at June 30, 2008 was $244,250.

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

     On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months ended June 30, 2008, the Company recorded a charge to operations of $162,000. During the nine months ended June 30, 2008, the Company recorded a charge to operations of $486,000.

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

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On June 30, 2008, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $77,500 ($0.62 per share), which resulted in a charge to operations of $6,458 during the three months ended June 30, 2008 and a charge to operations of $24,014 during the nine months ended June 30, 2008. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

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

     On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the three months ended June 30,, 2008, the Company recorded a charge to operations of $33,000 and during the nine months ended June 30, 2008, the Company recorded a charge to operations of $86,000.

4. Accounts Receivable .

     The Company also sells goods to some of its customers and assumes the credit risk. At June 30, 2008 management has determined that a misunderstanding with a customer could result in a $300,000 doubtful debt. Accounts receivable, as presented in the balance sheet at June 30, 2008 and September 30, 2007 is presented below:

	June 30,	September 30,
	2008	2007
Outstanding accounts receivable	$969,029	$44,650
Less: allowance for doubtful debts	(335,030)	(14,675)

	$633,999	$29,975

5. Due from Factor

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. At March 31, 2008, the Company had a cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of June 30, 2008, the amount of Due from Factor for which we bear the credit risk is $406,000.

     For the nine months ended June 30, 2008 and 2007, the Company paid a total of approximately $35,267 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of chargebacks and other deductions as presented in the balance sheet at June 30, 2008 and September 30, 2007 is summarized below:

	June 30,	September 30,
	2008	2007
Outstanding factored receivables	$3,172,306	$292,119
Cash collateral reserve	300,000	----

	3,472,306	292,119

Less: advances	(1,676,093)	-----
Reserves for chargeback and other deductibles	(40,632)	(117,035)

	$1,755,581	$175,084

6. Inventory

Inventory consists of the following at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007
Finished goods	$1,091,638	$135,546
Work-in-process	182,041	15,896
Raw materials	165,474	158,258
	$1,439,153	$309,700

7. Property and Equipment

A summary of property and equipment at June 30, 2008 and September 30, 2007 is as follows:

	June 30,	September 30,
	2008	2007
Machinery and equipment	$139,496	$128,585
Computer hardware and software	164,179	56,669
Furniture and fixtures	72,749	18,815
Leasehold improvements	137,656	19,688
	598,781	223,757
Less accumulated depreciation and amortization	(74,822)	(12,827)
	$523,959	$210,930

     Depreciation and amortization expense for the nine months ended June 30, 2008 and 2007 was $62,686 and $5,711, respectively.

8. Asset Purchase

     On June 18, 2008, the Company purchased certain assets, including trademarks and office equipment, originally belonging to a company in foreclosure directly from the financial institution holding a security interest in the foreclosed assets. The Company obtained a release of all claims which the financial institution had in any intellectual property and customer information which it purchased.

The Company purchased the following assets:

(a)	certain computers, office equipment and furniture;

(b)

all intangible property, trademarks (or rights or claims therein), copyrights, artwork, designs, graphics, patterns, markers, blocks and designs which were formerly r used in marketing apparel products under the “Scrapbook” and “Crafty Couture” labels;

(c)	all open and unshipped orders relating to Scrapbook and Crafty Couture apparel products, all customer lists, and information regarding customer requirements and specifications.

     The Company paid $1,200,000 as consideration for both the purchase of the purchased assets and the release of all claims or rights to the two trademarks, ‘Scrapbook’ and ‘Crafty Couture’. The purchase price was allocated as follows:

Office equipment and furniture	$ 22,765
Trademarks and intangible assets	1,177,235
Total Purchase price	$ 1,200,000

     The Company engaged an independent firm of appraisers to perform a valuation of the purchased assets and determined that the price paid represented a fair price and that no adjustment needs to be made.

Employment of Kelly Kaneda

     The Company subsequently hired Kelly Kaneda, the originator of the Scrapbook label at a salary of $150,000 per year for the first 12 months, increasing by $25,000 per year for each of three additional years.. In addition, Mr. Kaneda shall receive a commission of one and one-half percent (1.5%) on the net sales of the Scrapbook Division. Net sales shall be defined as gross sales less discounts, markdowns, returns, losses for uncollected accounts, and other allowances actually taken by customers. Mr. Kaneda has received a signing bonus of 200,000 shares of restricted common stock. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,000 ($0.64 per share), and, as these shares are fully vested, is being charged to operations at June 30, 2008.

     In each of the first four (4) years of Mr. Kaneda’s employment commencing June, 2008, upon attainment of specified sales targets, he shall receive restricted common stock in the amounts set forth below, which stock shall be transferred and shall vest on the last day of the applicable contract year. In the event that Mr. Kaneda is terminated other than for cause or Mr. Kaneda resigns for cause, he shall be entitled to a prorated portion of the annual stock bonus, calculated through the effective date of termination or resignation.

Year	Sales Goals		Shares of Stock
Year 1	$20,000,000		200,000
Year 2	$25,000,000		250,000
Year 3	$30,000,000		250,000
Year 4	$40,000,000		250,000
		Total:	950,000

9. Related Party Transactions

     Craig Soller, the brother of the Company’s Chief Executive Officer, Stephen Soller, is a consultant to the Company. See Note 3 for transactions involving Craig Soller.

Convertible Note Payable to Shareholders

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company. The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum.

The Loan must be repaid in full by November 30, 2008. As consideration for the loan, the Company agreed to pay 68,180 of its Common shares as loan fees. At March 31, 2008, $500,000 was advanced and the Company recorded an expense of $25,000 included in operating expenses equivalent to the issuance of 45,454 shares of the Company’s common stock at the fair market value of $0.55 per share, the closing price of the Company’s common shares on the first advance date of February 26, 2008. The Company drew a further advance on April 10, 2008 and recorded an expense in general and administrative expenses of $23,863 equivalent to the issuance of 22,726 shares of its common stock at the fair market value of $1.05, the closing price of the Company’s common stock on April 10, 2008.

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

     At June 30, 2008 the Company had an outstanding balance of $750,000 on the loan. During the three months ended June 30, 2008, the Company paid $14,340 in interest expense on the Loan.

Loan from Officer

     From April 17-30, 2008 an officer of the Company advanced an aggregate of $400,000, free of interest, to the Company as a short term loan. At June 30, 2008 the balance of the loan was $250,000. As of the date of this report, the balance of the loan is $0.

10. Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid. For the nine months ended June 30, 2008, $360,675 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The Company recorded sales commission expense of $62,499 and $124,998 for the three months and nine months ended June 30, 2008, respectively. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $232,000 for 300,000 common shares earned for the three months ended June 30, 2008 and an expense of $694,000 for the nine months ended June 30, 2008.

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

The Company has not accrued an expense for issuing shares for meeting the sales target for 2008.

11. Common Stock

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

12. Commitments

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. Total rent expense for the nine months ended June 30, 2008 and 2007 was $226,699 and $34,254, respectively. Total rent expense for the three months ended June 30, 2008 and 2007 was $82,155 and $18,474, respectively.

The table below sets forth the Company’s lease obligations through 2012.

Year ending September 30,

2008	$83,646
2009	$342,406
2010	$353,528
2011	$222,609
2012	$123,027
Thereafter	$10,278

$1,135,495

     The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

13. Income Taxes

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

     As of June 30, 2008 unused net operating losses equal to $3,966,000 are available for 17 years to offsetfuture years federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

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

     The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.?

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

     Our divisions are aggregated into three major consumer market product groupings-Sosik, Scrapbook and Sportswear. The major consumer divisions are as follows:

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

     SCRAPBOOK-Scrapbook and Crafty Couture trademarks were acquired June 18, 2008. The Scrapbook label is aimed at junior (teen and early 20’s) contemporary markets and is known for its mix and match prints and comfortable knit fabrics. Scrapbook products can be found at better department stores and boutiques. Major customers include Nordstrom’s followed by Delia’s, Dillard’s, Macy’s, Anthropologie, Top Shop (in London, UK), Forever 21 and Hot Topic. Panglobal Brands, Inc. will be employing Kelly Kaneda, founder of the brand, to be the new president of the Scrapbook division of Panglobal Brands, Inc. Crafty Couture is less fashionable and aimed at a younger market, early through late teens.

     The following four divisions have been consolidated into the sportswear group.

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

     TEA AND HONEY-Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products commenced sales in June 2008 and will be manufactured in Asia. Prospective retail customers include Federated department store chains. Competition includes Velvet, Ella Moss and A Common Thread.

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

Consulting Agreement for Sosik Division

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid. For the nine months ended June 30, 2008, $360,675 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The Company recorded sales commission expense of $62,499 and $124,998 for the three months and nine months ended June 30, 2008, respectively. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $232,000 for 300,000 common shares earned for the three months ended June 30, 2008 and an expense of $694,000 for the nine months ended June 30, 2008.

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

The Company has not accrued an expense for issuing shares for meeting the sales target for 2008.

Manufacturing

     We outsource all of our manufacturing to third parties on an order-by-order basis. These contract manufacturers are found in Asia, Mexico and the United States and they will manufacture our garments on an order-by-order basis. We believe that we will be able to meet our production needs in this way. Although the various fabrics that we intend to use in the manufacture of our products will be of the high quality, they are available from many suppliers in the United States and abroad.

Employees

     As of August, 2008, we have 78 full-time employees: four (4) are executive, fifteen (15) are design staff, twenty four (24) are production staff, seventeen (17) are sewing staff, eight (8) are sales staff, six (6) are customer service and shipping staff and four (4) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Financial Condition, Liquidity and Capital Resources

At June 30, 2008, we had working capital t of $1,167,427.

At June 30, 2008, our total assets were $6,894,668 of which $1,069,430 consisted of cash.

At June 30, 2008, our total liabilities were $3,891,527.

Assets

     Our current assets totaled $5,058,954 and $1,735,997 at June 30, 2008 and September 30, 2007, respectively. Total assets were $6,894,668 and $2,014,972 at March 31, 2008 and September 30, 2007, respectively. The increase in current assets is primarily due to the growth in accounts receivable, due from factor and inventory as the Company’s sales increased to $2.9 million for three months ending March 31, 2008 and to $5.3 million for the three months ended June 30, 2008.

Liabilities and Working Capital

     Our current liabilities totaled $3,891,527 and $406,988 at June 30, 2008 and September 30, 2007, respectively. This resulted in working capital of $1,167,427 at June 30, 2008 as accounts payable increased due to increased purchases of goods for resale and a short-term loan and advance from officer was necessary to fund losses. We had no long term debt in either year.

Cash Requirements and Additional Funding

     On February 27 and 28, 2007, we raised approximately $4,774,602 through the sale of our equity securities in private placement transactions. We have also earned revenues from the sale of our fall product line. With the money we raised through the private placements and the revenue we earned through the sale of our products, we were able to pay our operating expenses for approximately the next nine months. At that point, we anticipated requiring further corporate financing i to carry out our business plan.

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

     The Loan must be repaid in full by November 30, 2008. As consideration for the loan, the Company agreed to pay 68,180 of its Common shares as loan fees. At March 31, 2008, $500,000 was advanced and the Company recorded an expense of $25,000 included in operating expenses equivalent to the issuance of 45,454 shares of the Company’s common stock at the fair market value of $0.55 per share, the closing price of the Company’s common shares on the first advance date of February 26, 2008. The Company drew a further advance on April 10, 2008 and recorded an expense in general and administrative expenses of $23,863 equivalent to the issuance of 22,726 shares of its common stock at the fair market value of $1.05, the closing price of the Company’s common stock on April 10, 2008.

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

     At June 30, 2008 the Company had an outstanding balance of $750,000 on the loan. During the three months ended June 30, 2008, the Company paid $14,340 in interest expense on the Loan.

Advance by Officer

     From April 17-30, 2008 an officer of the Company advanced an aggregate of $400,000, free of interest, to the Company as a short term loan. At June 30, 2008 the balance of the officer advance was $250,000. As of the date of this report, the balance of the officer advance is $0.

Private Placement

     The Company raised $4,000,000 in a private placement selling 8,000,000 of its common shares at a price of $0.50 per share which officially closed on July 11, 2008; but is reflected at June 30, 2008 as cash had been received by the Company at quarter-end. There are no assurances that we will earn the funds required for our continued operation. If we do not earn the required revenues, then we will have to seek another source of financing, likely through the sale of more shares of our common stock or borrowing money. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

     There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products extending through December 2008. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

The Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007

Revenue

     Net sales for the nine months ended June 30, 2008 totaled $8,405,346. Sales of Sosik/junior apparel totaled $6,147,666, sales of Scrapbook apparel totaled $1,125,277 and the remainder of the sales were Tea and Honey, Nela dresses and Hauteur Mynk denim jeans. Net sales for the nin months ended June 30, 2007 were $382,084. The $8,405,346 increase was the result of the increase in and expansion of our operations. Net sales for the nine months ended June 30, 2007 were $382,084. The increase was due to the increase in and expansion of our operations. All of the sales during the nine months ended June 30, 2007, were sales of Hauteur Mynk denim jeans. Gross profit/(loss) was $1,748,338 and ($624,358) for the nine months ended June 30, 2008 and 2007 respectively. Sales returns for the nine months ended June 30, 2007 totaled $258,664 causing a negative gross profit as the Company neared the end of denim jeans being returned due to earlier manufacturing problems. At this time, we have a backlog of sales orders in excess $8.2 million for shipments through December 2008. With the addition of Scrapbook, our sales mix is changing. Approximately 41% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops, 45% are for Scrapbook apparel, and the balance is for Mynk jeans, Tea and Honey dresses and Nela dresses. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a corporate sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     Our total costs and expenses were $8,403,170 for the nine months ended June 30, 2008. This included $2,580,354 in design and development expenses and $1,613,190 in Selling and shippingexpenses, $62,686 in depreciation and amortization and $4,146,940 in general and administrative expenses, of which $1,878,400 consisted of non-cash compensation expenses. Expenses for the nine months ended June 30, 2007 totalled $1,466,400. The increase was due to the increase in and expansion of our operations. Our costs and expenses for the nine months ended June 30, 2007 related mainly to the original start-up of Mynk Corporation and the development and sales of Hauteur Mynk jeans. For the nine months ended June 30, 2007, design and development expenses totaled $229,481, selling and shipping expenses totalled $326,391, general and administrative expenses were $904,857 and depreciation and amortization expenses were $5,711 . During this period, designers for all of our product divisions developed collections for shipping during 2008 and into 2009. Salaries totaled $521,000. Purchases of sample fabric and trims totaled $272,000. Production expenses consist of production staff salaries ($252,000), production patternmaking salaries ($401,000), sample sewers salaries ($480,000), fabric cutting ($91,000) and outside services ($51,000).

     For the nine months ended June 30, 2008 selling and shipping expense totaled $1,613,190 compared to $326,391 for the nine months ended June 30, 2007 due to the increase in sales volume. During the nine months ended June 30, 2008, travel and trade show expenses totaled $134,000, sales salaries totaled $368,000 and sales consulting expenses totaled $388,000. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the nine months ending June 30, 2008 was $360,675 paid to Lolly Factory, Inc. Selling expenses for the nine months ended June 30, 2007 consisted of commissions ($85,000), public relations and advertising ($43,000), and travel and trade show expense ($130,000). None of the other divisions were in operation during the nine months ended June 30, 2007, only the Hauteur Mynk denim brand, and selling expenses were considerably lower.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

     For the nine months ended June 30, 2008 general and administrative expenses (including non-cash compensation costs of $1,878,411) totaled $4,146,940. Key components included salaries for executive, accounting and customer service totaling $514,000, payroll taxes ($228,815), professional(accounting and legal) fees ($204,000), postage and delivery ($182,000), insurance, including health, liability and directors & officers liability ($118,000) and rent ($96,600). Included in general and administrative expenses is $300,000 as a reserve for doubtful debts due to a payment dispute with a Scrapbook customer. Not included in general and administrative expenses is $62,686 in depreciation expense. For the nine months ended June 30, 2007 general and administrative expenses totaled $625,487, plus $279,370 of non-cash compensation expenses. Key components included consulting fees ($67,500) and professional fees ($169,000) and executive and administrative salaries ($111,000) as the Company was still in the development stage.

The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue

     Sales, net of returns and allowances of $189,000 for the three months ended June 30, 2008 totaled $5,321,794. Sales of Sosik/junior apparel totaled $3,828,525, sales of Scrapbook apparel totaled $1,125,227 and the remainder of the sales were Nela and Tea and Honey dresses, private label and Hauteur Mynk denim jeans. Net sales for the three months ended June 30, 2007 were $201,462. The increase was due to the increase in and expansion of our business. All of the sales during the three months ended June 30, 2007 were sales of Hauteur Mynk denim jeans. Gross profit/(loss) was $1,053,153, or 19.8% and ($388,802) for the three months ended March 31, 2007, respectively. Sales returns for the three months ended June 30, 2007 were significant as the Company neared the end of denim jeans being returned due to earlier manufacturing problems causing a negative gross profit. At this time, we have a backlog of sales orders in excess $8.2 million for shipments through December 2008. Our sales mix is changing with Scrapbook becoming a significant part of our business with 45% of the order backlog. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a corporate sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     Sales, net of returns and allowances of $189,000 for the three months ended June 30, 2008 totaled $5,321,794. Net sales for the three months ended June 30, 2007 were $201,462. The increase was due to the increase in and expansion of our operations. Sales of Sosik/junior apparel totaled $3,828,525, sales of Scrapbook apparel totaled $1,125,227 and the remainder of the sales were Nela and Tea and Honey dresses, private label and Hauteur Mynk denim jeans. All of the sales during the three months ended June 30, 2007 were sales of Hauteur Mynk denim jeans. Gross profit/(loss) was $1,053,153, or 19.8% and ($388,802) for the three months ended March 31, 2007, respectively. Sales returns for the three months ended June 30, 2007 were significant as the Company neared the end of denim jeans being returned due to earlier manufacturing problems causing a negative gross profit. At this time, we have a backlog of sales orders in excess $8.2 million for shipments through December 2008. Our sales mix is changing with Scrapbook becoming a significant part of our business with 45% of the order backlog. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Mynk/Nela/Tea and Honey products are sold through in-house sales staff and a corporate sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     Our total costs and expenses were $3,410,708 ($815,612 were non-cash compensation expenses) for the three months ended June 30, 2008 compared to $889,934 for the three months ended June 30, 2007. The increase was due to the increase in and expansion of our operations. Our total costs and expenses for the three months ended June 30, 2008 included $784,967 in design and development expenses and $475,000 in production expenses, $708,000 in selling and shipping expenses, and $1,074,556 in general and administrative expenses, excluding the $815,612 non-cash expenses. For the three months ended June 30, 2007, total costs and expenses, related mainly to the original start-up of Mynk Corporation and the development and sales of Hauteur Mynk jeans. The increase was due to the increase in and expansion of our business. For the three months ended June 30, 2008 design, development and production expenses totaled $785,000. Design salaries totaled $196,000. Purchases of sample fabric and trims totaled $50,000. Production expenses consist of production staff salaries ($113,000), production patternmaking salaries ($131,000), sample sewers salaries ($158,000), fabric cutting ($29,000) and supplies services ($17,000).

     For the three months ended June 30, 2008 selling and shipping expense totalled $708,711 compared to $88,972 for the three months ended June 30, 2007, all related to the difference in sales volumes. For the three months ended June 30, 2008, travel and trade show expenses totaled $27,000, sales salaries totaled $149,000 and sales consulting expenses totaled $104,375. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the three months ending June 30, 2008 was $89,375 paid to Lolly Factory, Inc. Selling expenses for the three months ended June 30, 2007 consisted of commissions ($22,000), public relations and advertising ($14,000), and travel and trade show expenses ($19,000). The only division operating in 2007 was the Hauteur Mynk division resulting in lower selling expenses.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

     For the three months ended June 30, 2008 general and administrative expenses (including non-cash compensation costs of $815,612) totalled $1,890.168. Key components included salaries for executive, accounting and customer service totalling $199,000, payroll taxes ($82,000), professional accounting and legal fees ($76,000 which includes $7,00 for trademark fees), postage and delivery ($63,000) , insurance ($56,000) factor commissions ($39,000) and rent ($36,000) and computer expense relating to upgrades ($25,000). Not included in general and administrative expenses is $26,862 in depreciation and amortization expense. Key components of general and administrative expenses for the three months ended June 30, 2007 included professional and consulting fees ($109,000). At June 30, 2007, the Company was considerably smaller, with nominal delivery costs and few employees resulting in less payroll tax expense.

Off Balance-Sheet Arrangements

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. At March 31, 2008, the Company had a cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of June 30, 2008, the amount of Due from Factor for which we bear the credit risk is $406,000.

     For the nine months ended June 30, 2008 and 2007, the Company paid a total of approximately $35,267 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of chargebacks and other deductions as presented in the balance sheet at June 30, 2008 and September 30, 2007 is summarized below:

		September
	June 30,	30,
	2008	2007
Outstanding factored receivables	$3,172,306	$292,119
Cash collateral reserve	300,000	----

	3,472,306	292,119

Less: advances	(1,676,093)	-----
Reserves for chargeback and other deductibles	(40,632)	(117,035)

	$1,755,581	$175,084

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

     Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns, to date from Mynk denim products have been $61,765 and we record sales discounts and allowances as they are taken. In addition we have accrued $335,030 as of June 30, 2008, 2008 for estimated sales returns and $40,632 for other allowances.

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $335,000 at June 30, 2008. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the nine months ended June 30, 2008 sales to two customers accounted for 34% and 18% of the Company’s net sales. During the nine months ended June 30, 2008, purchases from one supplier totaled approximately $1,308,000. At June 30, 2008, one customer accounted for 62% of the Accounts Receivable, net of allowance. At June 30, 2008, two customers accounted for 46% and 13%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At June 30, 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements and has not elected to adopt SFAS 159 at this time.

     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

     Our inception date was February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception was $11,044,043 as of June 30, 2008. In its audit report dated January 14, 2008, our auditor stated that we have incurred a loss from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern.

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

     As of June 30, 2008, our directors and officers as a group beneficially owned approximately 10% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock. If the interests of our directors and officers conflict with those of our investors, investors could lose some or all of the potential benefit of their investment.

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

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s principal executive officer and our company’s principal financial officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report. As an early stage Company, the Company continually reviews and revises its internal accounting policies and procedures. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     Elk Brands Manufacturing Company, Inc. is suing Mynk Corporation for an alleged payment owing of approximately $70,800. We believe that this claim is unfounded and we intend to fight it through all reasonable legal means. We believe that we will not be held liable for or be required to pay the amount claimed by Elk Brands. The claim was filed in the circuit court for Davidson County, Tennessee at Nashville on February 16, 2007.

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

On July 11, 2008, the Company closed a private placement, selling 8,000,000 shares of common stock at a price of $0.50 per share for proceeds of $4,000,000. We issued 560,000 shares pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to four (4) investors who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act.

We issued 7,440,000 shares to eighteen (18) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On June 16, 2008 we entered into a purchase and sale of assets agreement with Hana Financial, Inc. (“Hana”). Hana owns the assets of Femme Knits, Inc., a garment manufacturer, and wishes to sell the assets to our company. We agreed to pay to Hana, US $762,688.87 and which includes payment of an outstanding invoice in the amount of US $49,933 to Golden Horse International.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (Attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (Attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.3	Articles of Incorporation of Mynk Corporation (Attached as an exhibit to our Form SB- 2 filed February 3, 2006).
3.4	Bylaws of Mynk Corporation. (Attached as an exhibit to our Form SB-2 filed February 3, 2006).
3.5	Certificate of Amendment (Attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
3.6	Certificate of Ownership (Attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
(10)	Material Contracts
10.1	PayPal User Agreement (Attached as an exhibit to our Form SB-2 filed February 3, 2006).
10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (Attached as an exhibit to our Current Report on Form 8-K filed on December 13, 2006).
10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (Attached as an exhibit to our Current Report on Form 8- K filed on February 20, 2007).
10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (Attached as an exhibit to our Form 8-K filed September 27, 2006).
10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (Attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.6	Lease Agreement with YMI Jeanswear (Attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008).
10.7	Lease Agreement with Jamison California Market Center, L.P. (Attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.8	Lease Agreement with Steven Goldstein (Attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.9

Lease Agreement with TR 39th St. Land Corp. (Attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008) Term Sheet with Femme Knits, Inc. dated June 2, 2008 (Attached as an exhibit to our Current Report

10.10	on Form 8-K filed on June 4, 2008).
10.11*	Agreement of Purchase and Sale of Assets dated June 16, 2008
(31)	Section 302 Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002.
31.2*	Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002.
32.2*	Certification under Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.
(Registrant)

By:

/s/ Stephen Soller
Stephen Soller
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008

By:

/s/ Charles Lesser
Charles Lesser
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: August 19, 2008