Form 10KSB
period 2008-09-30
Panglobal Brands Inc.
filed 2009-01-13
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-131531

PANGLOBAL BRANDS INC.
(Name of small business issuer in its charter)

Delaware	20-8531711
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2853 E. Pico Blvd., Los Angeles CA 90023
(Address of principal executive offices)

Issuer’s telephone number:	323 266-6500

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Issuer's revenues for its most recent fiscal year ended September 30, 2008 is $13,939,264.

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

27,560,641 common shares @ $0.10 (1) = $2,756,064.10

(1) Represents the price at January 9, 2009 as disclosed on Yahoo! Finance. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date:
37,671,710 common shares issued and outstanding as of January 9, 2009.

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

None

Transitional Small Business Disclosure Format (Check one):                                         Yes [   ]    No [X].

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

                         This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 6 of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

                         As used in this annual report, the terms "we", "us", "our", means Panglobal Brands Inc. and our wholly-owned subsidiary, Mynk Corporation unless otherwise indicated.

Corporate Overview and History

                         We were incorporated on March 2, 2005, under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation we were engaged in the development of an online teacher training course to teach English as a second language. Our principal offices are located 2853 E. Pico Blvd. Los Angeles, CA 90023, and our telephone number is (323) 266 -6500.

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

                         On February 2, 2007, we completed a merger with our wholly owned subsidiary Panglobal Brands Inc. As a result, we changed our name from EZ English Online Inc. to Panglobal Brands Inc. Our subsidiary was incorporated on January 22, 2007, specifically for the purpose of the merger. The six-for-one forward stock split, merger and name change became effective with our listing on NASDAQ’s OTC Bulletin Board on February 6, 2007 and our trading symbol was changed to “PNGB”.

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

                         We operate all of our apparel businesses through our wholly-owned subsidiary, Mynk Corporation.

                         Our divisions are aggregated into three major consumer market product groupings-Sosik, Scrapbook and Contemporary. The major consumer divisions are as follows:

                         SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik, including products that will be sold under private labels for junior products commenced in October, 2007 and shipments commenced in January 2008. Approximately 70% of our revenue for our fiscal year ended September 30, 2008 related to Sosik and junior products. Customers include Charlotte Russe, Forever 21, Wet Seal, Ross and Burlington Coat Factory.

                         SCRAPBOOK-Scrapbook and Crafty Couture trademarks were acquired June 18, 2008. The Scrapbook label is aimed at junior (teen and early 20’s) higher-end contemporary markets and is known for its mix and match prints and comfortable knit fabrics. Scrapbook products can be found at better department stores and boutiques. Major customers include Nordstrom’s, Dillard’s, Macy’s, Anthropologie, Top Shop (in London, UK), Forever 21 and Hot Topic. We have employed Kelly Kaneda, founder of the brand, to be the new president of the Scrapbook division of Panglobal Brands, Inc. Crafty Couture is less fashionable and aimed at a younger market, early through late teens.

                         The following four divisions have been consolidated into the Contemporary Group.

TEA AND HONEY-Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products commenced sales in June 2008 and will be manufactured in Asia. Retail customers include Federated department store chains, Anthropologie and boutiques. Competition includes Velvet, Ella Moss and A Common Thread.

HAVEN and PRIVATE LABEL - Based upon our branded products, we started offering Haven lower priced dresses with success and are beginning to be offered the opportunity by major department stores to design, merchandise and manufacture private label women’s apparel including dresses, skirts and knit and woven tops. Our Haven shipments commenced July, 2008 and include customers such as Nordsrom, Macy’s and Dillards.

HAUTEUR MYNK-Hauteur Mynk is a trademarked brand name selling premium denim jeans, skirts, dresses and shorts. Mynk had sales during the fiscal year, but is currently dormant and only accepts orders on current inventory. The Company decided that the premium denim market was saturated with brands and decided to place Hauteur Mynk on hold.

                         We anticipate no significant change in our products lines or new apparel industry divisions during the fiscal year ending on September 30, 2009. In all of our divisions, we purchase finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. We have not experienced difficulty in obtaining finished goods or raw materials essential to our business in any of our apparel business divisions.

                         We outsource our warehousing and shipping functions to a third party warehousing company designed to ship apparel products for multiple companies.

                         We maintain a company website at www.panglobalbrand.com where examples of our products can be seen.

Consulting Agreement for Sosik Division

                         On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid at September 30, 2008. For the full year ended September 30, 2008, $360,675 in consulting fees were paid. In addition, under the consulting agreement, the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The Company recorded sales commission expense of $251,435 for the year ended September 30, 2008. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $694,000 for 900,000 common shares earned for the year ended September 30, 2008.

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

                         Our intention is to have the Consultant accept any shares payable for his meeting the sales target for 2008 in shares transferred to him directly from one of our director’s personal holdings in the common shares of our company. Therefore, we have not accrued an expense for shares payable to the Consultant for 2008.

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

Employees

                         As of January 9, 2008, we have 53 full-time employees: three (3) are executive, ten (10) are design staff, seventeen (17) are production staff, nine (9) are sewing staff, six (6) are sales staff, six (4) are customer service and shipping staff and four (4) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

                         Labelling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in compliance with these regulations.

Information Systems

                         We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we plan to invest in computer hardware, system applications and networks to provide increased efficiencies and enhanced controls.

Trademarks

                         We own numerous trademarks for all of our brands including Sosik, Scrapbook, Crafty Couture, Tea and Honey, Haven, Nela and Hauteur Mynk and have applications pending for the balance of our branded apparel products.

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

Government regulation and supervision could restrict our business and decrease our profitability.

                         Any negative changes to international trade agreements and regulations such as the North American Free Trade Agreement or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could decrease our profitability.

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

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our business. If these harmful effects cause us to scale down our operations, then our share price will likely decrease. If these harmful effects cause us to cease our operations, then our shareholders will likely lose their entire investment in our company.

                         The recent weakening of economic conditions in the U.S. and around the world, including in the financial services and real estate industries, could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on clothing across the industry as a whole. Competition for these limited resources will likely become more intense. If consumers spend less and do not choose to spend their limited funds on our clothes, we will earn less revenue and we will not be able to fund our future operations through revenues from sales.

                         If we cannot fund all of our future operations through revenue, we may choose to raise money through sales of our equity securities. However, many investors have recently seen large decreases in the value of various investments due to declining share prices across many economic sectors. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may be need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our operations through the sale of our equity securities.

                         If we are unable to fund all of our operations through revenues or the sale of our equity securities, then we may choose to borrow money to pay for some of our operations. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

                         If we cannot fund our planned operations from revenue, the sale of our equity securities or through incurring debt on acceptable terms, then we will likely have to scale down or cease our operations. If we scale down our operations, our share price would likely decrease and if we cease our operations, shareholders will likely lose their entire investment in our company.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on the operations of our customers and suppliers and the confidence of end consumers, all of which could cause our operations to suffer and our revenues to decrease.

                         Some of our customers or suppliers could experience serious cash flow problems due to the current economic situation. If our customers or suppliers attempt increase their prices, pass through increased costs, alter payment terms or seek other relief, our business may suffer from decreased sales to final consumers or increased costs to us. If any of our vendors or suppliers go out of business, we may not be able to replace them with other companies of the same quality and level of service. If the quality of our products and promptness of delivery deteriorates as a result, our revenue will likely decrease as retailers and consumers would be less likely to choose our products out of those available to them.

                         We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and further deterioration of the economy, and even consumer fear that the economy will deteriorate further, could intensify the adverse effects of these difficult market conditions.

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

                         Our inception date was February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure cannot be made. As of September 30, 2008, our accumulated losses since inception amount to $14,371,034. In its audit report dated January 8, 2009, our auditors stated that we have incurred a loss from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

                         We will continue to incur expenses and may incur operating losses in the future. We cannot guarantee that we will be successful in becoming or remaining profitable in the future. Failure to become and remain profitable would cause us to go out of business.

Our management may be able to control substantially all matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders and cause investors to lose some or all potential benefit from their investment.

                         As of September 30, 2008, our directors and officers as a group beneficially owned approximately 25% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock. If the interests of our directors and officers conflict with those of our investors, investors could lose some or all of the potential benefit of their investment.

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

ITEM 2. DESCRIPTION OF PROPERTY

                         Our executive and head office is located at 2853 E. Pico Blvd., Los Angeles, CA. This operating facility functions as our main operating facility and is adequate for our needs.

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

                         On September 19, 2008 Mynk Corporation, our wholly-owned subsidiary, sued Delia’s Inc., a customer in the Superior Court of the State of California, for goods shipped, but unpaid, in the amount of $604,081.

                         Elk Brands Manufacturing Company, Inc. is suing Mynk Corporation for an alleged payment owing of approximately $70,800. We believe that this claim is unfounded and we intend to fight it through all reasonable legal means. We believe that we will not be held liable for or be required to pay the amount claimed by Elk Brands. The claim was filed in the circuit court for Davidson County, Tennessee at Nashville on February 16, 2007 and a trial is set for late February 2009.

                         On October 19, 2007, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Unger Fabrik, LLC, a Delaware limited liability company, against our company, Mark Cywinski, Craig Soller and Stephen M. Soller, our chief executive officer and a director and our company. The lawsuit was dropped in January 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

                         Our common stock was originally quoted on the OTC Bulletin Board under the symbol "EZEO", but there had not been a trade of our common stock under that symbol. On February 6, 2007 the symbol was changed to “PNGB”. Our CUSIP number is 69841Q 10 0.

                         Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol "PNGB". The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                         The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
September 30, 2008	$0.66	$0.27
June 30, 2008	$1.30	$0.52
March 31, 2008	$0.90	$0.53
December 31, 2007	$1.09	$0.65
September 30, 2007	$1.05	$0.55
June 30, 2007	$1.05	$0.80
March 31, 2007	$3.00	$0.40
December 31, 2006	$0.65	$0.25

Transfer Agent

                         Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623.

Holders of Common Stock

                         As of January 9, 2009, we have 562 registered shareholders holding 37,671,710 shares of our common stock. We have no other classes of securities.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

                         Please refer to our previous filings on our Quarterly Reports on Form 10-QSB, or on our Current Reports on Form 8-K for information regarding all of our sales of our equity securities during the fiscal year that ended September 30, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                         The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended September 30, 2008 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

                         The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

                         Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Financial Condition, Liquidity and Capital Resources

                         At September 30, 2008, we had negative working capital of ($1,525,575).

                         At September 30, 2008, our total assets were $5,157,255.

                         At September 30, 2008, our total liabilities were $4,783,083.

Assets

                         Our current assets totaled $3,257,508 and $1,735,997 at September 30, 2008 and September 30, 2007, respectively. Total assets were $5,157,255 and $2,014,972 at September 30, 2008 and September 30, 2007, respectively. The increase in current assets is primarily due to the growth in accounts receivable, due from factor and inventory as the Company’s sales increased to approximately $13.9 million for the year ended September 30, 2008.

Liabilities and Working Capital

                         Our current liabilities totaled $4,783,083 and $406,988 at September 30, 2008 and September 30, 2007, respectively. This resulted in negative working capital of ($1,525,575) at September 30, 2008 as accounts payable increased due to increased purchases of goods for resale and a short-term loan was necessary to fund losses. We had no long term debt in either year.

Cash Requirements and Additional Funding

                         On February 27 and 28, 2007, we raised approximately $4,774,602 through the sale of our equity securities in private placement transactions. We have also earned revenues from the sale of our fall product line. With the money we raised through the private placements and the revenue we earned through the sale of our products, we were able to pay our operating expenses for approximately the next nine months. At that point, we anticipated requiring further corporate financing to carry out our business plan.

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

                         At any time after August 31, 2008, if there is an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares of the Company at a price per share equal to the lesser of:

a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 26, 2008; or,

b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

                         At September 30, 2008 the Company had an outstanding balance of $750,000 on the loan. During the year ended September 30, 2008, the Company paid $27,328 in interest expense on the Loan. The loan has not been repaid at November 30, 2008 and may be called or converted into shares at any time.

Private Placement

                         The Company raised $4,000,000 in a private placement selling 8,000,000 of its common shares at a price of $0.50 per share which officially closed on July 10, 2008; but is reflected at June 30, 2008 as cash had been received by the Company at quarter-end.

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

                         There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products extending through April 2009. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

The Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Revenue

                         Net sales for the year ended September 30, 2008 totaled $13,939,264 versus $592,046 for 2007. Sales of Sosik/junior apparel totaled $9,345,000, sales of Scrapbook apparel totaled $3,041,000 and the remainder of the sales were Tea and Honey, Nela dresses and Hauteur Mynk denim jeans. During the year ended September 30, 2007, the only product sold was Hauteur Mynk Jeans, all of our other brands only commenced shipping in January of 2008. Gross profit/(loss) was $2,187,542 and ($1,294,334) for the year ended September 30, 2008 and 2007 respectively. Sales returns for the year ended September 30, 2007 totaled $374,000 causing a negative gross profit as the Company neared the end of denim jeans being returned due to earlier manufacturing problems. At this time, we have a backlog of sales orders in excess $8.5 million for shipments through April 2009. With the addition of Scrapbook, our sales mix is changing. Approximately 42% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops, 35% are for Scrapbook apparel, and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Haven/Nela/Tea and Honey products are sold through in-house sales staff and a corporate sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

                         Our total costs and expenses were $11,716,228 for the year ended September 30, 2008. This included $3,698,948 in design and development expenses and $2,473,374 in selling and shipping expenses, $95,589 in depreciation and amortization and $5,448,317 in general and administrative expenses, of which $2,176,434 consisted of non-cash compensation expenses. Expenses for the year ended September 30, 2007 totaled $2,703,310. For the year ended September 30, 2007, design and development expenses totaled $365,719, selling and shipping expenses totaled $611,591, general and administrative expenses were $1,713,173 and depreciation and amortization expenses were $12,827. During this period, designers for all of our product divisions developed collections for shipping into 2008. The increase for the year ended September 30, 2008 was due to the increase in and expansion of our operations. Our costs and expenses for the year ended September 30, 2007 related mainly to the original start-up of Mynk Corporation and the development and sales of Hauteur Mynk jeans.

                         For the year ended September 30, 2008 design and development expenses totaled $3,698.948, of which $1,691,433 was for design expenses and $2,007,515 was for production and development expenses. Salaries totaled $2,475,000. Purchases of sample fabric and trims totaled $522,000. Contract labor and consulting totaled $325,000 and manufacturing and design supplies totaled $123,000. For the year ended September 30, 2007 all of the expenses were for salaries and consulting.

                         For the year ended September 30, 2008 selling and shipping expense totaled $2,473,374 compared to $611,591 for the year ended September 30, 2007 due to the increase in sales volume. During the year ended September 30, 2008, travel and trade show expenses totaled $208,000, sales salaries totaled $582,000 and sales consulting expenses totaled $368,175. On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its principal, Mark Cywinski through December 31, 2010 to provide sales and merchandising consulting services for the Sosik and juniors apparel division. Included in sales consulting expenses for the year ended September 30, 2008 was $360,675 paid to Lolly Factory, Inc. Selling expenses for the year ended September 30, 2007 consisted of commissions of $89,000, public relations and consulting of $177,000, and travel and trade show expense of $258,000. None of the other divisions were in operation during the year ended September, 2007, only the Hauteur Mynk denim brand, and selling expenses were considerably lower.

                         Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

                         For the year ended September 30, 2008 general and administrative expenses (including non-cash compensation costs of $2,176,434) totaled $5,348,317. Key components included salaries for executive, accounting and customer service totaling $718,000, payroll taxes of $306,000, professional (accounting and legal) fees of $393,000, postage and delivery of $237,000, insurance, including health, liability and directors & officers liability of $228,000 and rent of $131,000. Included in general and administrative expenses is $544,000 of doubtful debt expense. Not included in general and administrative expenses is $95,589 in depreciation expense. For the year ended September 30, 2007 general and administrative expenses totaled $1,713,173, of which $644,230 was non-cash compensation expenses. Key components included consulting fees of $116,000, salaries of $186,000 and professional fees of 186,000 as the Company was still in the development stage.

Off Balance-Sheet Arrangements

                         The Company uses what is known as a “factor” for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. At March 31, 2008, the Company had a cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009 and automatically renews unless cancelled by either party.

                         At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of September 30, 2008, the amount of Due from Factor for which we bear the credit risk is $157,000.

                         For the year ended September 30, 2008 and 2007, the Company paid a total of approximately $73,515 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

                         Amounts from the factor, net of chargebacks and other deductions as presented in the balance sheet at September 30, 2008 and September 30, 2007 are summarized below:

	September	September
	30,	30,
	2008	2007
Outstanding factored receivables	$3,126,405	$292,119
Cash collateral reserve	303,426	----

	3,429,831	292,119

Less: advances	(1,689,387)	-----
Reserves for chargeback and other deductibles	(328,988)	(117,035)

	$1,411,456	$175,084

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

                         Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns and allowances for the year ended September 30, 2008 totalled $965,256, approximately 7% of sales. We have accrued $329,000 as of September 30, 2008 for estimated sales returns. Sales for the year ended September 30, 2007 were $592,046, net of sales returns of $456,367.

Accounts Receivable

                         The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $444,000 at September 30, 2008. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

                         During the year ended September 30, 2008 sales to two customers accounted for 31% and 17% of the Company’s net sales. During the year ended September 30, 2008, purchases from one supplier totaled approximately $3,853,000. At September 30, 2008, one customer accounted for 56% of the Accounts Receivable, net of allowance. At September 30, 2008, three customers accounted for 24%, 19% and 14%, respectively, of the Due From Factor.

Inventory

                         Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At September 30, 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

Stock-Based Compensation

                         Effective February 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the period of benefit, which is generally the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after February 3, 2006 (Inception).

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

                         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements and has not elected to adopt SFAS 159 at this time..

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

Adoption of New Accounting Policies

                         Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of September 30, 2008, no liability for unrecognized tax benefits was required to be recorded.

                         The Company currently files or has in the past filed income tax returns in Canada and the United States. The Company is subject to tax examinations by tax authorities for tax years ending in 2006 and subsequently.

                         The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Panglobal Brands Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Panglobal Brands Inc. and Subsidiary as of September 30, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panglobal Brands Inc. and Subsidiary as of September 30, 2008, and the results of its its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a loss from operations and has negative working capital and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Sherman Oaks, California
January 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Panglobal Brands Inc. and Subsidiary (a development stage company)

We have audited the accompanying consolidated balance sheet of Panglobal Brands Inc. and Subsidiary (a development stage company) as of September 30, 2007, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panglobal Brands Inc. and Subsidiary as of September 30, 2007, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
January 14, 2008

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$--	$1,170,214
Accounts receivable, net of allowance of $544,176 and $14,675 as of	444,291	29,975
September 30, 2008 and September 30, 2007, respectively
Due from factor, net	1,411,456	175,084
Inventory	1,304,407	309,700
Prepaid expenses and other current assets	97,354	51,004
Total current assets	3,257,508	1,735,977

Property and equipment , net	587,992	210,930
Trademarks and intangible assets	1,177,235
Deposits	134,520	68,065
Total assets	$5,157,255	$2,014,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$171,521	$--
Accounts payable and accrued expenses	3,861,562	396,988
Convertible note payable to shareholders	750,000	10,000
Total current liabilities	4,783,083	406,988

Commitments and contingencies

Stockholders’ equity :
Authorized - 600,000,000 shares; issued and outstanding – 37,671,710 shares and 26,731,771 shares at September 30, 2008
and September 30, 2007, respectively	3,767	2,673

Additional paid-in capital	14,741,439	6,363,418
Accumulated deficit	(14,371,034)	(4,758,107)
Total stockholders’ equity	374,172	1,607,984
Total liabilities and stockholders’ equity	$5,157,255	$2,014,972

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Net sales	$13,939,264	$592,046
Cost of sales	11,751,722	1,886,380
Gross profit (loss)	2,187,542	(1,294,334)

Costs and expenses:
Design and development	3,698,948	365,719
Selling and shipping	2,473,374	611,591
General and administrative, including
$2,176,434 and $644,230 of stock-based
compensation for the year ended
September 30, 2008 and 2007,
respectively;	5,448,317	1,713,173
Depreciation and amortization	95,589	12,827
Total costs and expenses	11,716,228	2,703,310
	(9,528,686)	(3,997,644)
Interest income	22,176	72,773
Interest (expense)	(106,417)	--
Interest income/(expense), net	(84,241)	72,773

Net loss	$(9,612,927)	$(3,924,871)

Net loss per common share - basic and diluted	$(0.31)	$(0.27)
Weighted average number of common shares
outstanding - basic and diluted	31,459,500	14,817,000

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, September 30, 2006 (restated)	3,749,995	$375	$646,635	$(833,236)	$(186,226)

Shares issued to acquire in connection	11,396,500	1,140	(68,991)	—	(67,851)

with reverse merger transaction
Shares issued to related parties for debt
in connection with reverse merger
transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net
of offering costs of $21,900	10,610,226	1,061	4,751,641	—	4,752,702

Stock-based compensation	—	—	644,230	—	644,230
Net loss for the year ended September 30, 2007	—	—	—	(3,924,871)	(3,924,871)
Balance, September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)	1,607,984

Shares issued in private placement	10,871,759	1,087	6,152,731		6,153,818
Shares issued as loan fees	68,180	7	48,856		48,863
Stock-based compensation	—	—	2,176,434	—	2,176,434
Net loss for the year ended September 30, 2008				(9,612,927)	(9,612,927)
Balance, September 30, 2008	37,671,710	$3,767	$14,741,439	$(14,371,034)	$374,172

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(9,612,927)	$(3,924,871)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	95,589	12,827
Provision for bad debts	529,501	14,675
Provision for returns	328,988	117,035
Stock-based compensation	2,176,434	644,230
Stock issued as loan fees	48,863	---
Loss on abandoned leasehold improvements	4,243
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(943,817))	(44,650)
Due from factor	(1,565,360)	(292,119)
Inventory	(994,707)	(309,700)
Prepaid expenses and other current assets	(46,350)	(40,341)
Deposits	(66,455)	(68,065)
Increase (decrease) in -
Accounts payable and accrued expenses	3,464,574	291,326
Net cash used in operating activities	(6,581,424)	(3,599,653)

Cash flows from investing activities
Purchase of office equipment	(476,894)	(223,757)
Purchase of trademarks and intangible assets	(1,177,235)	---
Net cash used in investing activities	(1,654,129)	(223,757)

Cash flows from financing activities
Increase in bank overdraft	171,521	-
Gross proceeds from private placements	6,153,818	4,752,702
Loan from related party-officer	400,000	-
Proceeds from shareholder note	750,000	390,000
Repayment of related party loans	(410,000)	(300,000)
Net cash provided by financing activities	7,065,339	4,842,702

Net increase/(decrease) in cash	(1,170,214))	1,019,292
Cash and cash equivalents at beginning of period	1,170,214	150,922
Cash and cash equivalents at end of period	$-	$1,170,214

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Year		Year
		Ended		Ended
		September30,		September30,
		2008		2007

Supplemental disclosures of non-cash investing and financing activities:
Liabilities assumed in connection with reverse merger	$	----		$67,851

Common stock issued in payment of debt	$	----		$390,000

Common stock issued as loan fees		$48,863	$	---
Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$106,417	$	---

Income taxes	$	---	$	---

The accompanying notes are an integral part of the consolidated financial statements.

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

     The Company sells its products through a network of wholesale accounts. The Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” until December 31, 2007, as it had not yet commenced any material revenue-generating operations, did not have any material cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company recorded approximately $13.9 million in revenue in the year ended September 30, 2008 and no longer considers itself a “development stage company”.

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

     The controlling shareholder of Panglobal returned 18,975,000 shares of common stock to the Company for cancellation immediately prior to the closing of the transaction on May 10, 2007. Of the 11,396,550 shares of common stock retained by the Panglobal shareholders on May 11, 2007 upon the closing of the transaction, 5,025,000 shares were owned by the controlling shareholder, resulting in the other public shareholders owning 6,371,550 shares. Of such 5,025,000 shares, 2,025,000 shares were subject to purchase and escrow agreements transferring such shares to new management at June 30, 2007, and of the remaining 3,000,000 shares, 1,000,000 were transferred to a consultant to the Company, Lolly Factory and 1,500,000 reserved for Lolly Factory for attainment of performance of certain sales revenue objectives for 2008-2010 (see Note 8), and 250,000 transferred to the Chief Financial Officer (see Note 3).

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

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to December 31, 2007 the Company had been in the development stage. It has generated approximately $13.9 million in revenues from operations for the year ended September 30, 2008, but is still dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. As of September 30, 2008, the Company had an accumulated deficit of $14,371,034; and negative working capital of $(1,525,575) and had incurred a net loss of $9,612,927 and used net cash in operating activities of $6,581,424 for the year ended September 30, 2008. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At September 30, 2008, the Company has had three quarters of material revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. Revenue generating activities generated approximately $13.9 million in revenue for the period from January 1-September 30, 2008 and the Company has an order backlog of approximately $7.5 million in prospective sales as of December 31, 2008. The Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

     On July 11, 2008, the Company raised $4,000,000 in a private placement selling 8,000,000 of its common shares at a price of $0.50 per share which officially closed on July 10, 2008.

     The Company issued 560,000 shares pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to four (4) investors who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act.

     The Company issued 7,440,000 shares to eighteen (18) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, such cash and cash equivalents may exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings. The cash held by the factor is not included in cash and cash equivalents (see Note 5).

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $544,000 and $14,675 at September 30, 2008 and 2007, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the year ended September 30, 2008 sales to two customers accounted for 31% and 17% of the Company’s net sales. During the year ended September 30, 2008, purchases from one supplier totaled approximately $3,853,000. At September 30, 2008, one customer accounted for 56% of the Accounts Receivable, net of allowance. At September 30, 2008, three customers accounted for 24%, 19% and 14%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At September 30, 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

Trademarks and Intangibles

     Effective with the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” since inception of the Company, intangibles (including trademarks) with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Impairment of Long-Lived Assets and Intangibles

     Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management has considered the net loss incurred for the year ended September 30, 2008 and has concluded that there is no impairment of long lived assets or intangibles at September 30, 2008.

Revenue Recognition

     The Company recognizes revenue from the sale of merchandise to its wholesale accounts when products are shipped and the customer takes title and assumes the risk of loss, collection of the relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or otherwise determinable. Sales allowances are recorded as a reduction to revenue. Management has evaluated the effects of estimating and accruing for sales returns in the current and prior periods and provides for an estimated allowance for returns.

Design and Development

     Design and development costs related to the development of new products are expensed as incurred.

Advertising

     The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the year ended September 30, 2008 and September 30, 2007 amounted to $39,886 and $3,004, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded in selling and shipping expenses. Total shipping and handling costs amounted to $274,457 and $85,185 for the year ended September 30, 2008 and September 30, 2007, respectively.

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

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

3. Share Exchange Agreement and Private Placements

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

     On July 11, 2008, the Company closed a private placement, selling 8,000,000 shares of common stock at a price of $0.50 per share for proceeds of $4,000,000. The Company issued 560,000 shares pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to four (4) investors who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act. The Company issued 7,440,000 shares to eighteen (18) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the year ended September 30, 2008 the Company recorded a charge to operations of $255,272 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On September 30,2008 the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.23 per share, which resulted in a charge to operations of $2,614 during the three months ended September 30, 2008. During the year ended September 30, 2008, the Company recorded a charge to operations of $23864 with respect to these options. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been cancelled at that time and previously calculated compensation in the amount of $34,205 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options.

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

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, stock options to purchase an aggregate of 480,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 10,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $355,200 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the year ended September 30, 2008 the Company recorded a charge to operations of $78,154.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, Incentive stock options to purchase an aggregate of 660,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 132,000 shares vesting on December 1, 2007 and 11,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $488,400 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the year ended September 30, 2008 the Company recorded a charge to operations of $107,448.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On April 18, 2008, the Company granted to 15 employees, stock options to purchase an aggregate of 1,535,000 shares of common stock, exercisable for a period of five years at $1.10 per share, with twenty five percent of the shares vesting each year through April 18, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,427,550 ($0.93 per share). On June 17, 2008 the Company decided to lower the exercise price to reflect market conditions to $0.75 per share. The fair value of the option at that date, as calculated by the Black-Scholes option pricing model, was determined to be $1,473,600 ($0.96 per share) and is being charged to operations ratably from April 18, 2008 through April 17, 2013. A number of employees have since left the employee of the Company and the company cancelled 725,000 options at September 30, 2008. During the year ended September 30, 2008 the Company recorded a charge to operations of $148,500 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $1.10; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     On June 17, 2008, the Company granted to 3 employees, stock options to purchase an aggregate of 185,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with twenty five percent of the shares vesting each year through June 17, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $111,000 ($0.60 per share and is being charged to operations ratably from June 17, 2008 through June 17, 2012. During the year ended September 30, 2008 the Company recorded a charge to operations of $13,876 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $.71; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     During the period from February 3, 2006 (Inception) through December 31, 2006, the Company did not issue any stock options.

     A summary of stock option activity for the years ended September 30, 2008 and 2007 is as follows:

				Weighted
			Weighted	Average
	Number		Average	Remaining
	of		Exercise	Contractual
	Shares		Price	Life (Years)

Options outstanding at September 30, 2006	---	$	---	---
Granted	2,525,000		0.328	4.59
Exercised	---		---	---
Cancelled	(187,50000)		0.30
Options outstanding at September 30, 2007	2,337,500		$0.331	4.48
Options exercisable at September 30, 2007	462,500		$0.333	1.00

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at September 30, 2007	2,337,500	$0.333	4.23
Granted	2,860,000	0.750	4.80
Exercised	---	---	---
Cancelled	(1,037,500)	0.652
Options outstanding at September 30, 2008	4,160,000	$0.540	4.00
Options exercisable at September 30, 2008	1,362,,667	$0.42	3.50

     The weighted-average grant-date fair value of options granted during the years ended September 30, 2008 and 2007 was $0.93 and $0.48, respectively.

     The aggregate intrinsic value of stock options outstanding at September 30, 2008 was $0.

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

     On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the year ended September 30, 2008, the Company recorded a charge to operations of $567,000.

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

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On September 30, 2008, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.62 per share, which resulted in a charge to operations of $3,636 during the three months ended September 30, 2008 and a charge to operations of $25,511 during the year ended September 30, 2008. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

     On October 31, 2007, David Long, as part of a settlement agreement, acquired the beneficial rights to acquire 20,000 shares of common stock from Jacques Ninio, a shareholder of Panglobal, at a price of $0.0001 per share. The 20,000 shares are to vest immediately. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($1.00 per share), reflecting the difference between the $0.0001 purchase price and the $1.00 fair market value on October 31, 2007 and the amount of $20,000 was charged to operations during the three months ended December 31, 2007.

     On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the year ended September 30, 2008, the Company recorded a charge to operations of $121,000.

4. Accounts Receivable

     The Company also sells goods to some of its customers and assumes the credit risk. The Company has a receivable in dispute for which the Company has provided an estimated allowance for doubtful accounts, however, future events may change that estimate. Accounts receivable, as presented in the balance sheet at September 30, 2008 and September 30, 2007 is presented below:

	September 30,	September 30,
	2008	2007
Outstanding accounts receivable	$988,467	$44,650
Less: allowance for doubtful debts	(544,176)	(14,675)

	$444,291	$29,975

Additions to the allowance for doubtful debt were $529,501 and $14,675 for the years ended September 30, 2008 and 2007, respectively.

5. Due from Factor

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. Effective October 27, 2008, the interest charge was increased to prime plus 2%. At March 31, 2008, the Company had cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009, but automatically renews unless cancelled by either side.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of September 30, 2008, the amount of Due from Factor for which we bear the credit risk is $157,000.

     For the year ended September 30, 2008 and 2007, the Company paid a total of approximately $73,515 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of chargebacks and other deductions as presented in the balance sheet at September 30, 2008 and September 30, 2007 is summarized below:

	September 30,	September 30,
	2008	2007
Outstanding factored receivables	$3,126,405	$292,119
Cash collateral reserve	303,426	----

	3,429,831	292,119

Less: advances	(1,689,387)	-----
Reserves for chargeback and other deductibles	(328,988)	(117,035

	$1,411,456	$175,084

6. Inventory

     Inventory consists of the following at September 30, 2008 and September 30, 2007:

	September 30,	September 30,
	2008	2007
Finished goods	$1,006,116	$135,546
Work-in-process	156,697	15,896
Raw materials	141,594	158,258
	$1,304,407	$309,700

7. Property and Equipment

     A summary of property and equipment at September 30, 2008 and September 30, 2007 is as follows:

	September 30,	September 30,
	2008	2007
Machinery and equipment	$167,486	$128,585
Computer hardware and software	301,949	56,669
Furniture and fixtures	76,699	18,815
Leasehold improvements	149,583	19,688
	695,717	223,757
Less accumulated depreciation and amortization	(107,725)	(12,827)
	$587,992	$210,930

     Depreciation and amortization expense for the years ended September 30, 2008 and 2007 was $95,589 and $12,827, respectively.

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

(b)

all intangible property, trademarks (or rights or claims therein), copyrights, artwork, designs, graphics, patterns, markers, blocks and designs which were formerly used in marketing apparel products under the “Scrapbook” and “Crafty Couture” labels;

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

     The Company paid $1,200,000 as consideration for both the purchase of the purchased assets and the release of all claims or rights to the two trademarks, ‘Scrapbook’ and ‘Crafty Couture’. The purchase price was allocated as follows:

Office equipment and furniture	$22,765
Trademarks and intangible assets	1,177,235
Total Purchase price	$1,200,000

     The Company engaged an independent firm of appraisers to perform a valuation of the purchased assets and determined that the price paid represented a fair price and that no adjustment needs to be made.

Employment of Kelly Kaneda

     The Company subsequently hired Kelly Kaneda, the originator of the Scrapbook label at a salary of $150,000 per year for the first 12 months, increasing by $25,000 per year for each of three additional years. In addition, Mr. Kaneda shall receive a commission of one and one-half percent (1.5%) on the net sales of the Scrapbook Division. Net sales shall be defined as gross sales less discounts, markdowns, returns, losses for uncollected accounts, and other allowances actually taken by customers. Mr. Kaneda has received a signing bonus of 200,000 shares of restricted common stock. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,000 ($0.64 per share), and, as these shares are fully vested, was charged to operations at June 30, 2008.

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

Convertible Note Payable to Shareholders

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company. The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The loan is secured by a lien on the assets of the Company, except for factored receivables.

     The Loan was due to be repaid in full by November 30, 2008. As consideration for the loan, the Company agreed to pay 68,180 of its Common shares as loan fees. At March 31, 2008, $500,000 was advanced and the Company recorded an expense of $25,000 included in operating expenses equivalent to the issuance of 45,454 shares of the Company’s common stock at the fair market value of $0.55 per share, the closing price of the Company’s common shares on the first advance date of February 26, 2008. The Company drew a further advance on April 10, 2008 and recorded an expense in general and administrative expenses of $23,863 equivalent to the issuance of 22,726 shares of its common stock at the fair market value of $1.05, the closing price of the Company’s common stock on April 10, 2008.

     At any time after August 31, 2008, if there is an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares of the Company at a price per share equal to the lesser of:

a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 26, 2008; or,

b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

     At September 30, 2008 the Company had an outstanding balance of $750,000 on the loan. During the year ended September 30, 2008, the Company paid $27,328 in interest expense on the Loan. The loan has not been repaid at December 31, 2008 and may be called or converted into shares at any time.

10. Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid. For the year months ended September 30, 2008, $360,675 in consulting fees were paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% commission on the Sosik/Junior divisions net sales. The Company recorded sales commission expense of $251,435 for the year ended September 30, 2008. The Consultant also earns 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month. The Company recorded an expense to operations in the amount of $694,000 for common shares earned for the year ended September 30, 2008.

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

     The Company raised $4,000,000 in a private placement selling 8,000,000 of its common shares at a price of $0.50 per share which officially closed on July 10, 2008; but was reflected at June 30, 2008 as cash had been received by the Company at quarter-end.

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

12. Commitments and Contingencies

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. Total rent expense including sales showrooms for the year ended September 30, 2008 and 2007 was $320,040 and $64,947, respectively.

     The table below sets forth the Company’s lease obligations through 2013.

Year ending September 30,

2009	$342,406
2010	353,528
2011	222,609
2012	123,027
2013	10,278

$1,051,849

     The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations. On September 19, 2008 Mynk Corporation, our wholly-owned subsidiary, sued Delia’s Inc., a customer, in the Superior Court of the State of California, for goods shipped, but unpaid, in the amount of $604,081.

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

     The deferred tax benefit is composed of the following:

	September 30, 2008	September 30, 2007
Deferred tax benefit: Federal	$4,913,000	$1,392,000
Deferred tax benefit: State	1,276,000	361,000
Total benefit of NOL carry forward	6,189,000	$1,753,000
Valuation allowance	(6,189,000)	(1,753,000)
Total	$0	$0

     As of September 30, 2008 unused net operating losses equal to $13,379,000 are available for 17 years to offset future year’s federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                         On January 8, 2009, Panglobal Brands Inc. was notified that effective December 8, 2008, the personnel of Grobstein Horwath & Company LLP have joined with Crowe Horwath LLP resulting in the resignation of Grobstein Horwath as independent registered public accounting firm for our company. Crowe was appointed as our new independent registered public accounting firm.

                         The audit reports of Grobstein Horwath on the financial statements of our company as of and for the years ended to September 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our company’s ability to continue as a going concern. The decision to engage Crowe was approved by our board of directors on January 8, 2009.

                         During our company’s most two recent fiscal years ended September 30, 2007 and 2006 and through the date of resignation, January 8, 2009, we did not consult with Crowe regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Crowe on our financial statements, and Crowe did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue.

                         In connection with the audits of our financial statements for the fiscal year ended September 30, 2007 and 2006 and through the date of this current report, there were: (i) no disagreements between our company and Grobstein Horwath on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grobstein Horwath, would have caused Grobstein Horwath to make reference to the subject matter of the disagreement in their reports on our financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

                         We have provided Grobstein Horwath a copy of the disclosures in this Form 8-K and have requested that Grobstein Horwath furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Grobstein Horwath agrees with our statements in this Item 4.01(a) . A copy of the letter dated January 8, 2009, furnished by Grobstein Horwath in response to that request is filed as Exhibit 16.2 to our Form 8-K filed on January 13, 2009.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

                         As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

                         Management found the following weakness in our disclosure controls and procedures:

                         There is not adequate division or segregation of duties in our accounting department that has three staff members, which includes the Chief Financial Officer.

                         As an early-stage company, we continually review and revise our internal accounting policies and procedures. We have instituted a series of manual controls, including sign-offs and checks and balances, but we recognize that there is still inadequate division of duties. We intend to determine how to address this issue by continually reviewing and revising our internal accounting policies and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

                         Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

                         Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008.

                         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

                         There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Certificates.

                         Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION

                         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at December 30, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen Soller	Chief Executive Officer, Secretary, and Director	43	February 12, 2007
Charles A. Lesser	Chief Financial Officer	62	October 22, 2007
Jacques Ninio	President(1) and Director	39	December 12, 2006

(1) Jacques Ninio resigned as President on January 12, 2009

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

Charles A. Lesser, Chief Financial Officer

                         Charles Lesser was the Chief Financial Officer of True Religion Apparel, Inc. (Nasdaq:TRLG) and its wholly-owned subsidiary, Guru Denim Inc. from 2003 to March, 2007 and as a consultant to True Religion Apparel, Inc. to September, 2007. Prior to that, Mr. Lesser was Acting President and a Director of Alpha Virtual Inc., a software development company listed on the OTCBB and from 1997 until 2002, Mr. Lesser was Chief Financial Officer and a Director of CBCom, Inc., an internet service provider listed on the OTCBB. Mr. Lesser holds a B.A. degree from the University of Pittsburgh and an M.B.A. from the University of the Witwatersrand.

Jacques Ninio, Director

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

Compliance with Section 16(a) of the Exchange Act

                         Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stephen Soller Charles A. Lesser Jacques Ninio(1)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Jacques Ninio resigned as President on January 12, 2009

Code of Ethics

                         We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. There is no reason why we have not adopted such a code of ethics and we intend to do so during the year to end September 30, 2009.

Nominating Committee

                         We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

                         Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee and Audit Committee Financial Expert

                         We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

                         The following table summarizes the compensation of our executive officers during the two years ended September 30, 2008 and 2007. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Soller, Chief Executive Officer(1)	2007 2008	117,692 194,538l	Nil Nil	810,000 Nil	702,000 Nil	Nil Nil	Nil Nil	Nil Nil	829,692 194,538
Charles A. Lesser, Chief Financial Officer (2)	2007 2008	Nil 150,961	Nil Nil	Nil 220,000	Nil 813,400	Nil Nil	Nil Nil	Nil Nil	Nil 1,049,361
Jacques Ninio, President(3)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Felix R. Wasser, former Chief Financial Officer(4)	2007 2006	107,572 Nil	Nil Nil	Nil Nil	97,500 Nil	Nil Nil	Nil Nil	Nil Nil	205,072 Nil
David Long, Chief Executive Officer, President and a Director of Mynk Corporation (5)	2007 2006	76,823 Nil	Nil Nil	102,000 Nil	92,000 Nil	Nil Nil	Nil Nil	Nil Nil	270,823 Nil

Edward Margulius, Chief Financial Officer, Secretary, Treasurer and a director(6)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Stephen Soller was appointed as our Chief Executive Officer, Secretary and a director on February 12, 2007.
(2)	Charles A. Lesser was appointed as our Chief Financial Officer on October 22, 2007.
(3)	Jacques Ninio was appointed as our President, Secretary and a director on December 12, 2006. He resigned as our Secretary on February 12, 2007 and resigned as our President on January 12, 2009.
(4)

Felix R. Wasser was appointed as our Chief Financial Officer, Secretary and a director on January 12, 2007. He resigned as our Secretary on February 12, 2007. He resigned as our Chief Financial Officer on August 21, 2007.

(5)

David Long was appointed as Mynk Corporation's Executive Officer, President and a Director on February 3, 2007 and resigned on May 31, 2007. David Long also received $6,300 from us in 2007 as rental payments for the use of a property by Mynk Corporation.

(6)	Edward Margulius was appointed as Mynk Corporation's Chief Financial Officer, Secretary, Treasurer and a director on February 3, 2007 and resigned on May 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Soller, Chief Executive Officer(1)	900,000	900,000	Nil	$0.30	February 12, 2014	N/A	N/A	N/A	N/A
Charles A. Lesser, Chief Financial Officer (2)	321,000	819,000	0	$0.75	October 22, 2012	N/A	N/A	N/A	N/A
Jacques Ninio, President(3)	0	0	0	Nil	N/A	N/A	N/A	N/A	N/A
Felix R. Wasser, Chief Financial Officer(4)	N/A	N/A	0	N/A		N/A	N/A	N/A	N/A
David Long, Chief Executive Officer, President and a Director of Mynk Corporation (5)	0	N/A	0	N/A		N/A	N/A	N/A	N/A
Edward Margulius, Chief Financial Officer, Secretary, Treasurer and a director(6)	0	0	0	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Stephen Soller was appointed as our Chief Executive Officer, Secretary and a director on February 12, 2007.
(2)	Charles A. Lesser was appointed as our Chief Financial Officer on October 22, 2007.
(3)	Jacques Ninio was appointed as our President, Secretary and a director on December 12, 2006. He resigned as our Secretary on February 12, 2007 and resigned as our President on January 12, 2009.
(4)

Felix R. Wasser was appointed as our Chief Financial Officer, Secretary and a director on January 12, 2007. He resigned as our Secretary on February 12, 2007. He resigned as our Chief Financial Officer on August 21, 2007.

(5)	David Long was appointed as Mynk Corporation's Executive Officer, President and a Director on February 3, 2007 and resigned on May 31, 2007.
(6)	Edward Margulius was appointed as Mynk Corporation's Chief Financial Officer, Secretary, Treasurer and a director on February 3, 2007 and resigned on May 31, 2007.

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

Director Compensation

                         We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended September 30, 2008.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                         The following tables set forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of December 30, 2008 by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Security ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1) (2)
Jacques Ninio(5), President and Director 104/107 Walker Street North Sydney, NSW 2060 Australia	Common Stock	1,500,000 Direct	4.0%
Charles A. Lesser, Chief Financial Officer, 911 Linda Flora Drive Los Angeles, CA 90049	Common Stock	926,000 Direct(3)	2.4%

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1) (2)
Stephen Soller, Chief Executive Officer and Director 5608 South Soto Street, Suite 102, Huntington Park, CA 90255	Common Stock	4,410,916 Direct(4)	11.2%
Directors and Officers (as a group)	Common Stock	10,111,069	25.3%

Security ownership of certain beneficial owners

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1) (2)
Peter Hough 5226 Connaught Drive Vancouver, BC Canada	Common Stock	3,315,653 Direct and Indirect(5)	8.8%

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
As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 30, 2008..
(2) Based upon 37,671,710 issued and outstanding shares of common stock as of December 31 2008.
(3) Charles Lesser holds 500,000 shares of common stock and has the right to receive 75,000 shares on December 31, 2008. Mr. Lesser has the right to exercise 286,000 Incentive stock options at an exercise price of $0.75 per share by February 28, 2009. In addition, Mr. Lesser has the right to exercise 140,000 shares of non-qualified stock options at an exercise price of $0.75 by February 28, 2009.
(4) Stephen Soller holds 2,610,916 shares of common stock and has the right to exercise 1,800,000 stock options at an exercise price of $0.30 per share.
(5) Jacques Ninio resigned as President on January 12, 2009

Cancellation of Shares, Cancelled Debt

                         On August 21, 2007 Felix Wasser resigned as Chief Financial Officer. Mr. Wasser had previously been granted 250,000 stock options, which have subsequently been cancelled. On October 31, 2007 David Long, formerly President and Chief Executive of Mynk Corporation resigned from Corporation. Mr. Long had previously been granted 250,000 stock options which have been cancelled. Additionally, Mr. Long had been granted 100,000 of restricted stock which had not vested at the time of his separation. We agreed to grant Mr. Long 20,000 shares as part of his separation.

Future Changes in Control

                         We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Securities authorized for issuance under equity compensation plans.

                         We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

                         On January 16, 2007, our directors adopted the 2007 Stock Option Plan for our employees and consultants, reserving a total of 5,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of September 30, 2008, 4,160,000 options are currently issued to employees, directors and officers of our company and 840,000 options were available for future grant under this plan.

                         The following table summarizes certain information regarding our equity compensation plan as at September 30, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	not applicable	not applicable	not applicable
Equity compensation plans not approved by security holders	4,160,000	$0.54	840,000
Total	4,160,000	$0.54	840,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

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

Board meetings and committees; annual meeting attendance

                         The board of directors of our company held no formal meetings during the year ended September 30, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

                         We currently do not have standing nominating or compensation committees, or committees performing similar functions. The board believes that it is not necessary to have a standing compensation or nominating committees at this time because the functions of such committees are adequately performed by the entire board.

                         The directors on the board, who perform the functions of audit, nominating or compensation committees, are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Nasdaq Marketplace Rule 4200(a)(15).

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

                         For the year ended September 30, 2008, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Director Independence

                         Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

                         We have two (2) directors: Stephen Soller, and Jacques Ninio. Neither of our directors are independent directors.

                         As a result of our limited operating history and limited resources, our management believes that we will have some difficulty in attracting independent directors. In addition, we would likely be required to increase our directors and officers insurance coverage in order to attract and retain independent directors.

ITEM 13. EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.3	Articles of Incorporation of Mynk Corp. (attached as an exhibit to our Form SB- 2 filed February 3, 2006).
3.4	Bylaws of Mynk Corp. (attached as an exhibit to our Form SB-2 filed February 3, 2006).

Exhibit Number	Description
3.5	Certificate of Amendment (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
3.6	Certificate of Ownership (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
(10)	Material Contracts
10.1	PayPal User Agreement (attached as an exhibit to our Form SB-2 filed February 3, 2006).
10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (attached as an exhibit to our Current Report on Form 8-K filed on December 13, 2006).
10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (attached as an exhibit to our Form 8-K filed September 27, 2006).
10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.6	Lease Agreement with YMI Jeanswear (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.7	Lease Agreement with Jamison California Market Center, L.P. (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.8	Lease Agreement with Steven Goldstein (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.9	Lease Agreement with TR 39th St. Land Corp. (attached as an exhibit to our Annual Report on Form 10- KSB filed on January 15, 2008)
(31)	Section 302 Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002.
31.2*	Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002.
32.2*	Certification under Sarbanes-Oxley Act of 2002.
99.1	Stock Option Plan*

* filed hereto

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2008 and September 30, 2007:

Fees	2008	2007
Grobstein Horwath &
Company LLP
Audit fees	$45,000	$114,000
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Crowe Horwath LLP
Audit fees	$85,000	$-
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total Fees	$130,000	$114,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Crowe Horwath LLP for the fiscal year ended September 30, 2008 and Crowe Horwath LLP and Grobstein Horwath & Company LLP for the fiscal year ended September 30, 2007, in connection with statutory and regulatory filings or engagements.

Tax Fees. Neither Crowe Horwath LLP nor Grobstein Horwath & Company LLP provided us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We have not used Crowe Horwath LLP or Grobstein Horwath & Company LLP for financial information system design and implementation. These services, which would include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Crowe Horwath LLP or Grobstein Horwath & Company LLP to provide compliance outsourcing services. -

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our directors either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Crowe Horwath LLP and Grobstein Horwath & Company LLP and believe that the provision of services are compatible with maintaining Crowe Horwath LLP’s and Grobstein Horwath & Company LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panglobal Brands Inc.

By:
/s/ Stephen Soller
Stephen Soller
Chief Executive Officer, and Director
(Principal Executive Officer )
Dated: January 13, 2009

By:
/s/ Charles Lesser
Charles Lesser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Stephen Soller
Stephen Soller
Chief Executive Officer, and Director
(Principal Executive Officer )
Dated: January 13, 2009

By:
/s/ Charles Lesser
Charles Lesser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 13, 2009

By:
/s/Jacques Ninio
Jacques Ninio, Director
Dated: January 13, 2009