Form 10-Q
period 2008-12-31
Panglobal Brands Inc.
filed 2009-02-23
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 20, 2009, the Company had 37,671,710 shares of common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 35 of this quarterly report.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", means Panglobal Brands Inc. and our wholly-owned subsidiary, Mynk Corporation unless otherwise indicated.

2

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008

ASSETS
Current assets:

Accounts receivable, net of allowance of $542,584 and $544,176 as of	$482,144	$444,291
December 31, 2008 and September 30, 2008, respectively
Due from factor, net	1,264,114	1,411,456
Inventory	1,185,423	1,304,407
Prepaid expenses and other current assets	110,658	97,354
Total current assets	3,042,339	3,257,508

Property and equipment , net	503,495	587,992
Trademarks and intangible assets	1,177,235	1,177,235
Deposits	128,392	134,520
Total assets	$4,851,461	$5,157,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$62,967	$171,521
Accounts payable and accrued expenses	4,516,772	3,861,562
Convertible note payable to shareholders	750,000	750,000
Total current liabilities	5,329,739	4,783,083

Commitments and contingencies

Stockholders’ equity :
Authorized - 600,000,000 shares; issued and outstanding – 37,671,710 shares and 37,671,710 shares at December 31, 2008
and September 30, 2008, respectively	3,767	3,767

Additional paid-in capital	14,937,974	14,741,439
Accumulated deficit	(15,420,019)	(14,371,034)
Total stockholders’ equity (deficit)	(478,278)	374,172
Total liabilities and stockholders’ equity	$4,851,461	$5,157,255

The accompanying notes are an integral part of the consolidated financial statements.

3

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2008	2007

Net sales	$6,452,464	$120,633
Cost of sales	4,936,651	127,027
Gross profit (loss)	1,515,813	(6,394)

Costs and expenses:
Design and development	818,284	862,860
Selling and shipping	769,765	404,232
General and administrative, including
$196,535 and $547,901 of stock-based
compensation for the three months ended
December 31, 2008 and 2007,
respectively;	871,484	1,016,225
Depreciation and amortization	30,498	14,467
Total costs and expenses	2,490,031	2,297,784
	(974,218)	(2,304,178)

Interest income	3	17,843
Interest (expense)	(74,770)	--
Interest income(expense), net	(74,767)	17,843

Net loss	$(1,048,985)	$(2,286,335)

Net loss per common share - basic and diluted	$(0.03)	$(0.08)
Weighted average number of common shares
outstanding - basic and diluted	37,671,710	28,916,805

The accompanying notes are an integral part of the consolidated financial statements.

4

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Accumulated		Equity
	Shares	Amount	Capital	Deficit		(Deficit)

Balance, September 30, 2006	3,749,995	$375	$646,635	$(833,236	) $	(186,226)

Shares issued to acquire in connection with reverse merger transaction	11,396,500	1,140	(68,991)	—		(67,851)
Shares issued to related parties for debt
in connection with reverse merger
transaction	975,000	97	389,903	—		390,000
Shares issued in private placement, net
of offering costs of $21,900	10,610,226	1,061	4,751,641	—		4,752,702

Stock-based compensation	—	—	644,230	—		644,230
Net loss for the year ended September 30, 2007	—	—	—	(3,924,871)		(3,924,871)
Balance, September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)		1,607,984

Shares issued in private placement	10,871,759	1,087	6,152,731			6,153,818
Shares issued as loan fees	68,180	7	48,856			48,863
Stock-based compensation	—	—	2,176,434	—		2,176,434
Net loss for the year ended September 30, 2008				(9,612,927)		(9,612,927)
Balance, September 30, 2008	37,671,710	$3,767	$14,741,439	$(14,371,034)		$374,172
Stock-based compensation	—	—	196,535	—		196,535
Net loss for the quarter ended December 31, 2008				(1,048,985)		(1,048,985)
Balance, December 31, 2008	37,671,710	$3,767	$14,937,974	$(15,420,019)		$(478,278)

The accompanying notes are an integral part of the consolidated financial statements.

5

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three	Three
		Months	Months
		Ended	Ended
		December	December
		31,	31,
		2008	2007
Cash flows from operating activities
Net loss		$(1,048,985)	$(2,286,335)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization		30,498	14,467
Recovery of bad debts		(1,592)	(1,613)
Provision for returns		179,104	(106,204)
Stock-based compensation		196,535	547,901
Cancellation of website development contract		53,999	---
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable		(36,261)	420
Due from factor		(31,762)	131,175
Inventory		118,984	(221,840)
Prepaid expenses and other current assets		(13,304)	(16,164)
Deposits		6,128	(77,255)
Increase (decrease) in -
Accounts payable and accrued expenses		655,210	403,229
Net cash provided by(used in) operating activities		108,554	(1,612,219)

Cash flows from investing activities
Purchase of office equipment		---	(145,151)
Net cash provided by (used in) investing activities		---	(145,151)

Cash flows from financing activities
Decrease in bank overdraft		62,967	-
Gross proceeds from private placements		-	2,153,819
Repayment of related party loans		-	(10,000)
Net cash provided by financing activities		62,967	2,143,819

Net increase(decrease) in cash		171,521	386,449
Cash and cash equivalents at beginning of period		(171,521)	1,170,214
Cash and cash equivalents at end of period	$	---	$1,556,663

The accompanying notes are an integral part of the consolidated financial statements.

6

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Three		Three
		Months		Months
		Ended		Ended
		December 31,		December 31,
		2008		2007

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as loan fees		$-	$	---
Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$74,770	$	---

Income taxes	$	---	$	---

The accompanying notes are an integral part of the consolidated financial statements.

7

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

     Unless the context indicates otherwise, Panglobal and Mynk are hereinafter referred to as the “Company”. The Company sells its products through a network of wholesale accounts. The Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” until December 31, 2007, as it had not yet commenced any material revenue-generating operations, did not have any material cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company recorded approximately $13.9 million in revenue in the year ended September 30, 2008 and no longer considers itself a “development stage” company.

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

Interim Financial Information

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at December 31, 2008, the results of operations for the three months ended December 31, 2008 and the cash flows for the three months ended December 31, 2008.

     Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2009.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to December 31, 2007 the Company had been in the development stage. It has generated approximately $13.9 million in revenues from operations for the year ended September 30, 2008 and $6.5 million for the three months ended December 31, 2008 but is still dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. As of December 31, 2008, the Company had an accumulated deficit of ($15,420,019); and negative working capital of $(2,287,400) and had incurred a net loss of ($1,048,985) and provided net cash in operating activities of $108,554 for the three months ended December 31, 2008. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At December 31, 2008, the Company has had four quarters of revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. Revenue generating activities generated approximately $13.9 million in revenue for the period from January 1-September 30, 2008 and the Company has an order backlog of approximately $9.2 million in prospective sales as of February 16, 2009. The Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $542,584 and $13,062 at December 31, 2008 and 2007, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the three months ended December 31, 2008 sales to three customers accounted for 23%, 13% and 12% of the Company’s net sales. During the year three months ended December 31, 2008, purchases from one supplier totaled approximately $1,354,000. At December 31 2008, one customer accounted for 58% of the Accounts Receivable, net of allowance. At December 31, 2008, three customers accounted for 17%, 15%, and 10%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At December 31, 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

Impairment of Long-Lived Assets and Intangibles

     Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management has considered the net loss incurred for the three months ended December 31, 2008 and has concluded that there is no impairment of long lived assets or intangibles at December 31, 2008.

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

Advertising

     The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the three months ended December 31, 2008 and December 31, 2007 amounted to $500 and $8,476, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded in selling and shipping expenses. Total shipping and handling costs amounted to $54,594 and $7,460 for the three months ended December 31, 2008 and December 31, 2007, respectively.

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

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss percommon share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The related party loan continues to be convertible to common shares and is not repaid at December 31, 2008, but the conversion is anti-dilutive. The 2,884,612 shares of common stock issued to the founders of Mynk in conjunction with the closing of the reverse merger transaction on May 11, 2007 have been presented as outstanding for all periods presented.

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

     On October 23, 2007, the Company closed a private placement of 2,871,759 units for gross proceeds of $2,153,818. Each unit was sold for $0.75 and consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase, if exercised, one additional common share of our company at a price of $1.00 per common share until October 23, 2008 and at $1.50 per common share if exercised during the period from October 24, 2008 until the warrants expire on October 23, 2009.

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

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the three months ended December 31, 2008 the Company recorded a charge to operations of $63,818 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2008 the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.04 per share, which resulted in a charge to operations of $454 during the three months ended December 31, 2008. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been cancelled at that time and previously calculated compensation in the amount of $34,205 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options.

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

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, stock options to purchase an aggregate of 480,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 10,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $355,200 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the three months ended December 31, 2008 the Company recorded a charge to operations of $21,312.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, Incentive stock options to purchase an aggregate of 660,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 132,000 shares vesting on December 1, 2007 and 11,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $488,400 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the three months ended December 31, 2008 the Company recorded a charge to operations of $29,304.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On April 18, 2008, the Company granted to 15 employees, stock options to purchase an aggregate of 1,535,000 shares of common stock, exercisable for a period of five years at $1.10 per share, with twenty five percent of the shares vesting each year through April 18, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,427,550 ($0.93 per share). On June 17, 2008 the Company decided to lower the exercise price to reflect market conditions to $0.75 per share. The fair value of the option at that date, as calculated by the Black-Scholes option pricing model, was determined to be $1,473,600 ($0.96 per share) and is being charged to operations ratably from April 18, 2008 through April 17, 2013. A number of employees have since left the employee of the Company and the company cancelled 725,000 options at September 30, 2008. During the three months ended December 31, 2008 the Company recorded a charge to operations of $40,800 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $1.10; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     On June 17, 2008, the Company granted to 3 employees, stock options to purchase an aggregate of 185,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with twenty five percent of the shares vesting each year through June 17, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $111,000 ($0.60 per share and is being charged to operations ratably from June 17, 2008 through June 17, 2012. During the three months ended December 31, 2008 the Company recorded a charge to operations of $6,938 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $.71; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     During the period from February 3, 2006 (Inception) through December 31, 2006, the Company did not issue any stock options.

A summary of stock option activity for the three months ended December 31, 2008 and 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at September 30, 2007	2,337,500	$0.333	4.48
Granted	1,140,000	0.750	4.80
Exercised	---	---	---
Cancelled	(312,500)	0.420
Options outstanding at December 31, 2007	3,165,000	$0.473	4.23
Options exercisable at December 31, 2007	532,000	$0.440	1.00

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at September 30, 2008	4,160,0000	$0.540	4.00
Granted	---	--	---
Exercised	---	---	---
Cancelled	---	0.652
Options outstanding at December 31, 2008	4,160,000	$0.540	4.00
Options exercisable at December 31, 2008	1,425,667	$0.436	2.50

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2008 and 2007 was $0.00 and $0.75, respectively.

     The aggregate intrinsic value of stock options outstanding at December 31, 2008 was $0.

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

     On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months ended December 31, 2008, the Company recorded a charge to operations of $0.

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

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2008, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.08 per share, which resulted in a charge to operations of $909 during the three months ended December 31, 2008. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

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

     On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the three months ended December 31, 2008, the Company recorded a charge to operations of $33,000.

4. Accounts Receivable

     The Company also sells goods to some of its customers and assumes the credit risk. The Company has a receivable in dispute for which the Company has provided an estimated allowance for doubtful accounts, however, future events may change that estimate. Accounts receivable, as presented in the balance sheet at December 31, 2008 and September 30, 2008 is presented below:

	December 31,	September 30,
	2008	2008
Outstanding accounts receivable	$1,024,728	$988,467
Less: allowance for doubtful debts	(542,584)	(544,176)

	$482,144	$444,291

Changes to the allowance for doubtful debts were ($1,592) and ($1,613) for the three months ended December 31, 2008, and 2007, respectively.

5. Due from Factor

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. Effective October 27, 2008, the interest charge was increased to prime plus 2%. At March 31, 2008, the Company had cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009, but automatically renews unless cancelled by either side.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of December 31, 2008, the amount of Due from Factor for which we bear the credit risk is $355,249.

     For the three months ended December 31, 2008 and 2007, the Company paid a total of approximately $58,376 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of reserve for chargebacks and estimated sales returns as presented in the balance sheet at December 31, 2008 and September 30, 2008 is summarized below:

	December 31,	September 30,
	2008	2008
Outstanding factored receivables	$3,898,654	$3,126,405
Cash collateral reserve	302,243	303,426

	4,200,897	3,429,831

Less: advances	(2,428,691)	(1,689,387)
Reserves for chargeback and sales returns	(508,092)	(328,988)

	$1,264,114	$1,411,456

6. Inventory

     Inventory consists of the following at December 31, 2008 and September 30, 2008:

	December 31,	September 30,
	2008	2008
Finished goods	$843,444	$1,006,116
Work-in-process	248,289	156,697
Raw materials	93,690	141,594
	$1,185,423	$1,304,407

7. Property and Equipment

     A summary of property and equipment at December 31, 2008 and September 30, 2008 is as follows:

	December 31,	September 30,
	2008	2008
Machinery and equipment	$167,486	$167,486
Computer hardware and software	247,950	301,949
Furniture and fixtures	76,699	76,699
Leasehold improvements	149,583	149,583
	641,718	695,717
Less accumulated depreciation and amortization	(138,223)	(107,725)
	$503,495	$587,992

     Depreciation and amortization expense for the three months ended December 31, 2008 and 2007 was $30,498 and $14,467, respectively.

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

		Shares of
Year	Sales Goals	Stock
Year 1	$20,000,000	200,000
Year 2	$25,000,000	250,000
Year 3	$30,000,000	250,000
Year 4	$40,000,000	250,000
Total:		950,000

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

     At December 31, 2008 the Company had an outstanding balance of $750,000 on the loan. During the three months ended December 31, 2008, the Company paid $16,393 in interest expense on the Loan. The loan has not been repaid at December 31, 2008 and may be called or converted into shares at any time.

10. Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% (reduced to 3.15% on October 1, 2008) commission on the Sosik/Junior divisions net sales. The Company recorded sales commission expense of $62,500 for the three months ended December 31, 2008. The Consultant also earned 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares are deemed to be earned and vested each month.

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

     The sales target for calendar 2008 was not met and the Company has not accrued an expense for issuing shares for meeting the sales target for 2008.

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

12. Commitments and Contingencies

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. Total rent expense including sales showrooms for the three months ended December 31, 2008 and 2007 was $98,749 and $50,353, respectively.

     The table below sets forth the Company’s lease obligations through 2013.

Year ending September 30,
2009	$257,860
2010	353,528
2011	222,609
2012	123,027
2013	10,278

$967,302

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

     The deferred tax benefit is composed of the following:

	December 31 ,	September 30,
	2008	2008
Deferred tax benefit: Federal	$4,913,000	$4,913,000
Deferred tax benefit: State	1,276,000	1,276,000
Total benefit of NOL carry forward	6,189,000	6,189,000
Valuation allowance	(6,189,000)	(6,189,000)
Total	$0	$0

     As of December 31, 2008 unused net operating losses equal to $13,379,000 are available for 17 years to offset future year’s federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

14. Subsequent Events

     Elk Brands Manufacturing Company, Inc. was suing Mynk Corporation for an alleged payment owing of approximately $70,800, which amount was previously recorded and is included in Accounts Payable and Accrued Expenses. The claim was settled on February 2, 2009 and Mynk agreed to pay $40,000 to Elk Brands in four monthly payments of $10,000 each commencing February 28, 2009 and ending May 31, 2009.

     On January 16, 2009 we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan the Company the aggregate principal amount of US$1,000,000 for general corporate purposes. The loan is issued as follows:

(i)	by advance of US$700,000 on the date of execution of the loan agreement;

(ii)	subject to the fulfillment of certain conditions precedent, by advance of up to an additional US$300,000; and

bearing interest at 9% per annum on the outstanding principal, and repayable on or before July 31, 2009.

The amount of $700,000 was advanced on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for quarter ended December 31, 2008 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

Corporate Overview and History

     We were incorporated on March 2, 2005, under the laws of the State of Delaware, under the name “EZ English Online Inc.” Since incorporation, we were engaged in the development of an online teacher training course to teach English as a second language.

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

     Our divisions are aggregated into three major consumer market product groupings: -Sosik, Scrapbook and Contemporary. The major consumer divisions are as follows:

     SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik, including products that will be sold under private labels for junior products commenced in October, 2007 and shipments commenced in January 2008. Approximately 70% of our revenue for our fiscal year ended September 30, 2008 and 50% for the three months ended December 31, 2008 related to Sosik and junior products. Customers include Charlotte Russe, Forever 21, Wet Seal, Ross and Burlington Coat Factory.

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

     We anticipate no significant change in our products lines or new apparel industry divisions during the fiscal year to end on September 30, 2009. In all of our divisions, we purchase finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. We have not experienced difficulty in obtaining finished goods or raw materials essential to our business in any of our apparel business divisions.

     We outsource our warehousing and shipping functions to a third party warehousing company designed to ship apparel products for multiple companies.

     We maintain a company website at www.panglobalbrand.com where examples of our products can be seen.

Consulting Agreement for Sosik Division

     On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid at September 30, 2008. In addition, under the consulting agreement, as amended, the Consultant shall earn a 3.15% commission on the Sosik/Junior divisions net sales. We recorded sales commission expense of $62,500 for the three months ended December 31, 2008. The Consultant also earned 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares.

     We and the Consultant established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. The Consultant can earn up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;

(ii)	500,000 shares upon meeting the sales target for calendar year 2009; and,

(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

     The sales target for calendar year 2008 was not met, and, we have not accrued an expense for shares payable to the Consultant for 2008.

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

Employees

     As of February 17, 2009, we have 53 full-time employees: three (3) are executive, ten (10) are design staff, seventeen (17) are production staff, nine (9) are sewing staff, six (6) are sales staff, six (4) are customer service and shipping staff and four (4) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows

     The following is a summary of our uses of cash for the periods set forth below:

	Quarter ended December 31
			Percent
	2008	2007	Increase/(Decrease)
Cash Flows provided/(used) in Operating Activities	$108,554	$(1,612,219)	106.73%
Cash Flows used in Investing Activities	-	(145,151)	100.00%
Cash Flows provided by Financing Activities	62,967	2,143,819	(97.06%	)

Net Increase in Cash During Period	$171,521	$386,449	(55.60%	)

Assets

     At December 31, 2008, our total assets were $4,851,461 compared to our assets of $5,157,255 as at September 30, 2008. The decrease of $299,666 results mainly from the decrease in our due from factor.

     Our current assets totaled $3,042,339 at December 31, 2008 and $3,257,508 at September 30, 2008 respectively. The decrease in current assets is primarily due to decrease in our due from factor. Our net sales increased to $6,452,464 for the three months ended December 31, 2008 compared to sales of $120,633 for the three months ended December 31, 2007.

Liabilities and Working Capital

     The following is a summary of our working capital at December 31, 2008:

	December	September	Percent
	31, 2008	30, 2008	Increase/(Decrease)
Current Assets	$3,042,339	$3,257,508	(6.61%	)
Current Liabilities	5,329,739	4,783,083	11.43%
Working Capital	$(2,287,400)	$(1,525,575)	(50.00%	)

     The decrease in our working capital of $761,825 is primarily due to increases in our accounts payable and accrued expenses.

Cash Requirements and Additional Funding

     Our estimated cash requirements for the next 12 months are as follows:

EXPENSE	COST
Design and development	$3,100,000
Selling and Shipping	$3,000,000
General and administrative(excludes $750,000 non-cash compensation	$2,600,000
TOTAL	$8,700,000

     On February 27 and 28, 2007, we raised approximately $4,774,602 through the sale of our equity securities in private placement transactions. We have also earned revenues from the sale of our fall product line. With the money we raised through the private placements and the revenue we earned through the sale of our products, we were able to pay our operating expenses for approximately the next nine months. After the next nine months, we anticipated requiring further corporate financing to carry out our business plan.

     On October 23, 2007, we closed a private placement of 2,871,759 units for gross proceeds of $2,153,819. Each unit was sold for $0.75 and consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase, if exercised, one additional common share of our company at a price of $1.00 per common share until October 23, 2008 and at $1.50 per common share if exercised during the period from October 24, 2008 until the warrants expire on October 23, 2009.

     On March 3, 2008, we entered into a Revolving Loan Agreement with two of our shareholders. The loan allows us to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum.

     The Loan was due to be repaid in full by November 30, 2008. At December 31, 2008, we had an outstanding balance of $750,000 on the loan which may be called or converted into shares at any time.

As consideration for the loan, we agreed to pay 68,180 of our common shares as loan fees. At March 31, 2008, $500,000 was advanced and we recorded an expense of $25,000 included in operating expenses equivalent to the issuance of 45,454 of our shares of the Company’s common stock at the fair market value of $0.55 per share, the closing price of our common shares on the first advance date of February 26, 2008. We drew a further advance on April 10, 2008 and recorded an expense in general and administrative expenses of $23,863 equivalent to the issuance of 22,726 shares of its common stock at the fair market value of $1.05, the closing price of our common stock on April 10, 2008.

     At any time after August 31, 2008, if there is an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares at a price per share equal to the lesser of:

a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 26, 2008; or,

b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

     We raised $4,000,000 in a private placement selling 8,000,000 of its common shares at a price of $0.50 per share which officially closed on July 10, 2008; but is reflected at June 30, 2008 as cash had been received by the Company at quarter-end.

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

     On January 16, 2009, we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan us the aggregate principal amount of US$1,000,000 for general corporate purposes. The amount of $700,000 was advanced on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

The loan is issued as follows:

(i)	by advance of US$700,000 on the date of execution of the loan agreement;

(ii)

subject to the fulfillment of certain conditions precedent, by advance of up to an additional US$300,000; and bearing interest at 9% per annum on the outstanding principal, and repayable on or before July 31, 2009.

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

     There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products extending through June 2009. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

The Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Revenue

     Net sales for the three months ended December 31, 2008 totaled $6,452,464 versus $120,633 for 2007. Sales of Sosik/junior apparel totaled $3,180,000, sales of Scrapbook apparel totaled $2,664, 000 and the remainder of the sales were Tea and Honey, and Haven dresses. During the year ended September 30, 2007, the only product sold was Hauteur Mynk Jeans, all of our other brands only commenced shipping in January of 2008. Gross profit/(loss) was $1,605,138 and ($6,394) for the three months ended December 31, 2008 and 2007,respectively. At this time, we have a backlog of sales orders in excess $9.2 million for shipments through June 2009. With the addition of Scrapbook, our sales mix is changing. Approximately 51% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops, 35% are for Scrapbook apparel, and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Haven/Nela/Tea and Honey products are sold through in-house sales staff and a corporate sales showroom in New York, and through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     The major components of our operating expenses are outlined in the table below:

	1st Quarter Ended December 31
			Percent
	2008	2007	Increase/(Decrease)
Design & Development	818,284	862,860	(9.48%	)
Selling & Shipping	769,765	404,232	90.43%
General and Administrative	871,484	1,016,225	(14.24%	)
Depreciation & Amortization	30,498	14,467	110.81%

TOTAL EXPENSES	2,490,031	2,297,784	8.36%

. The increase for the three months ended December 31, 2008 was due to the increase in and expansion of our operations, particularly selling and shipping.

     For the three months ended December 31, 2008 design and development expenses totaled $818,284, of which $411,000 was for design expenses and $407,000 was for production and development expenses. Salaries totaled $567,000. Purchases of sample fabric and trims totaled $118,000. Contract labor and consulting totaled $8,000 and manufacturing and design supplies totaled $65,000. For the three months ended December 31, 2007 salaries totaled $571,000. Purchases of sample fabric and trims totaled $132,000. Contract labor and consulting totaled $19,000 and manufacturing and design supplies totaled $14,000.

     For the three months ended December 31, 2008 selling and shipping expense totaled $769,765 compared to $404,232 for the three months ended December 31, 2007 due to the increase in sales volume. During the three months ended December 31, 2008, travel and trade show expenses totaled $93,000, sales showroom expense totaled $71,000, sales salaries totaled $177,000 and sales commissions totaled $202,000. Included in sales commission expenses for the three months ended December 31, 2008 was $62,5000 paid to Lolly Factory, Inc. Selling expenses for the three months ended December 31, 2007 consisted of travel and trade show expenses totaling $63,000, sales showroom expense totaled $37,000, sales salaries totaled $91,000 and sales cunsulting totaled $188,350. Included in sales consulting expenses for the three months ended December 31, 2008 was $180,850 paid to Lolly Factory, Inc. None of the other divisions were in operation during the three months ended December 31, 2007, only the Hauteur Mynk denim brand, and the start-up of the Sosik/junior division.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, and courier and postage costs.

     For the three months ended December 31, 2008 general and administrative expenses (including non-cash compensation costs of $196,535) totaled $871,484. Key components included salaries for executive, accounting and customer service totaling $160,000, payroll taxes of $67,000, professional (accounting and legal) fees of $123,100, postage and delivery of $35,500, insurance, including health, liability and directors & officers liability of $59,000 and rent of $34,500. Not included in general and administrative expenses is $30,498 in depreciation expense. For the three months ended December 31, 2007 general and administrative expenses totaled $1,016,225, of which $547,901 was non-cash compensation expenses. Key components included salaries of $130,000, payroll taxes of $61,000, postage and delivery of $39,000 insurance $65,000, rent of $21,000 and professional fees of $41,000.

Off Balance-Sheet Arrangements

     We use what is known as a “factor” for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of our domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. We can draw cash advances from the factor based on a pre-determined percentage, 75% of eligible outstanding accounts receivable. The factor holds as security substantially all of our assets and charges interest at a rate of prime plus 1.0% on the outstanding advances. At March 31, 2008, we had a cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. We are liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009 and automatically renews unless cancelled by either party.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of December 31, 2008, the amount of Due from Factor for which we bear the credit risk is $355,247.

     For the three months ended December 31, 2008 and 2007, we paid a total of approximately $58,376 and $0, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of chargebacks and estimated sales returns as presented in the balance sheet at December 31, 2008 and September 30, 2008 is summarized below:

	December 31,	September 30,
	2008	2008
Outstanding factored receivables	$3,898,654	$3,126,405
Cash collateral reserve	302,243	303,426

	4,200,897	3,429,831

Less: advances	(2,428,691)	(1,689,387)
Reserves for chargeback and sales returns	(508,092)	(328,988)

	$1,264,114	$1,411,456

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

     Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns and allowances for the three months ended December 31, 2008 totaled $566,126, approximately 8.0% of sales. We have accrued $508,000 as of December 31, 2008 for estimated chargebacks and sales returns. Sales for the year ended September 30, 2007 were $592,046, net of sales returns of $10,831.

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $542,584 at December 31, 2008. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the three months ended December 31, 2008 sales to three customers accounted for 23%, 13% and 12% of the Company’s net sales. During the year three months ended December 31, 2008, purchases from one supplier totaled approximately $1,354,000. At December 31 2008, one customer accounted for 58% of the Accounts Receivable, net of allowance. At December 31, 2008, three customers accounted for 17%, 15%, and 10%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At December 31, 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

     We intend to determine how to address these issues by reviewing and revising our internal accounting policies and procedures

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Certificates.

     Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Quarterly Report on Form 10-Q.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On September 19, 2008 Mynk Corporation, our wholly-owned subsidiary, sued Delia’s Inc., a customer in the Superior Court of the State of California, for goods shipped, but unpaid, in the amount of $604,081. Elk Brands Manufacturing Company, Inc. was suing Mynk Corporation, our wholly-owned subsidiary, for an alleged payment owing of approximately $70,800, which amount was previously accrued and is included in Accounts Payable and Accrued Expenses. The claim has now been settled on February 2, 2009, with Mynk agreeing to pay $40,000 to Elk Brands in four monthly payments of $10,000 each commencing February 28, 2009 and ending May 31, 2009.

ITEM 1A. RISK FACTORS

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

     Our inception date was February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure cannot be made. As of December 31, 2008, our accumulated losses since inception amount to $15,420,19. In its audit report dated January 8, 2009, our auditors stated that we have incurred a loss from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

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

     As of December 31, 2008, our directors and officers as a group beneficially owned approximately 25% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock. If the interests of our directors and officers conflict with those of our investors, investors could lose some or all of the potential benefit of their investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

1.

On January 16, 2009 we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan our company the aggregate principal amount of US$1,000,000 for general corporate purposes. The loan is issued as follows:

(i)	by advance of US$700,000 on the date of execution of the loan agreement;

(ii)

subject to the fulfillment of certain conditions precedent, by advance of up to an additional US$300,000; and bearing interest at 9% per annum on the outstanding principal, and repayable on or before July 31, 2009.

In connection with the loan agreement, we entered into a security agreement dated effective March 4, 2008, with Providence, whereby we agree to create a security interest by way of priority security interest in our present and after-acquired personal property and such other collateral described in the security agreement in favour of Providence.

On June 12, 2008 we entered into a revolving loan agreement dated effective March 4, 2008, with Sinecure Holdings Limited, a British Virgin Islands company, and Capella Investments Inc., a Nevada company, whereby Sinecure and Capella agreed to loan us the aggregate principal amount of US$750,000 for general corporate purposes,

Also on June 12, 2008, we entered into a security agreement dated effective March 4, 2008, with Sinecure and Capella, whereby we agreed to create a security interest by way of priority security interest in our present and after-acquired personal property and such other collateral described in the Security Agreement in favour of Sinecure and Capella.

On January 16, 2009 we entered into a pari passu agreement with Providence, Sinecure and Capella, whereby Panglobal, Providence, Sinecure and Capella agree that all security interests issued will have equal priority and that the creation, registration, filing and existence of the security interests will not constitute an event of default under either of the two security agreements.

2.

On January 8, 2009, Panglobal Brands Inc. was notified that effective December 8, 2008, the personnel of Grobstein Horwath & Company LLP have joined with Crowe Horwath LLP (“Crowe”) resulting in the resignation of Grobstein Horwath as independent registered public accounting firm for our company. Crowe was appointed as our new independent registered public accounting firm.

The audit reports of Grobstein Horwath on the financial statements of our company as of and for the years ended to September 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Grobstein Horwath’s 2007 and 2006 audit report relating to Grobstein Horwath’s audit of our financial statements for the fiscal years ended September 30, 2007 and 2006 included an emphasis paragraph relating to an uncertainty as to our ability to continue as a going concern.

The decision to engage Crowe was approved by our board of directors on January 8, 2009.

During our company’s most two recent fiscal years ended September 30, 2007 and 2006 and through January 8, 2009, we did not consult with Crowe on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Crowe did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

We have provided Grobstein Horwath a copy of the disclosures in our Form 8-K and have requested that Grobstein Horwath furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Grobstein Horwath agrees with our statements in this Item 4.01(a) . A copy of the letter dated January 30, 2009, furnished by Grobstein Horwath in response to that request is filed as Exhibit 16.2 to our Form 8-K filed on February 4, 2009.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.3	Articles of Incorporation of Mynk Corp. (attached as an exhibit to our Form SB- 2 filed February 3, 2006).
3.4	Bylaws of Mynk Corp. (attached as an exhibit to our Form SB-2 filed February 3, 2006).
3.5	Certificate of Amendment (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
3.6	Certificate of Ownership (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
(10)	Material Contracts
10.1	PayPal User Agreement (attached as an exhibit to our Form SB-2 filed February 3, 2006).
10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (attached as an exhibit to our Current Report on Form 8-K filed on December 13, 2006).
10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (attached as an exhibit to our Form 8-K filed September 27, 2006).
10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.6	Lease Agreement with YMI Jeanswear (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.7	Lease Agreement with Jamison California Market Center, L.P. (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.8	Lease Agreement with Steven Goldstein (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.9	Lease Agreement with TR 39th St. Land Corp. (attached as an exhibit to our Annual Report on Form 10- KSB filed on January 15, 2008)
10.10	Loan Agreement dated January 16, 2009 with Providence Wealth Management Ltd (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)
10.11	Security Agreement dated January 16, 2009 with Providence Wealth Management Ltd (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)
10.12

Pari Passu Agreement dated January 16, 2009 with Providence Wealth Management, Sinecure Holdings Limited and Capella Investments Inc Ltd (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)

10.13	Loan Agreement dated March 4, 2008 with Sinecure Holdings Limited and Capella Investments Inc Ltd (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)
10.14	Security Agreement dated March 4, 2008 with Sinecure Holdings Limited and Capella Investments Inc Ltd. (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)
16	Letter re change in certifying accountant
16.1	Grobstein Horwath & Company LLP resignation dated January 8, 2009.(attached as an exhibit to our current report on Form 8-K filed on February 3, 2009)
16.2	Letter of Grobstein Horwath & Company LLP, dated January 30, 2009 (attached as an exhibit to our current report on Form 8-K filed on February 3, 2009)

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002.
31.2*	Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002.
32.2*	Certification under Sarbanes-Oxley Act of 2002.
99.1	Stock Option Plan*

* filed hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.

By:/s/ Stephen Soller
Stephen Soller
Chief Executive Officer, and Director
(Principal Executive Officer )
Dated: February 20, 2009

By:/s/ Charles Lesser
Charles Lesser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 20, 2009