Form 10-Q
period 2009-03-31
Panglobal Brands Inc.
filed 2009-05-20
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

As of May 15, 2009, the Company had 41,371,710 shares of common stock issued and outstanding.

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

Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 37 of this quarterly report.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", means Panglobal Brands Inc. and our wholly-owned subsidiary, Mynk Corporation, unless otherwise indicated.

ITEM 1. FINANCIAL STATEMENTS.

Panglobal Brands Inc.
March 31, 2009

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

		March 31,		September 30,
		2009		2008

ASSETS
Current assets:
Cash		$66,210	$	---
Accounts receivable, net of allowance of $400,232 and $544,176 as		493,865		444,291
of March 31, 2009 and September 30, 2008, respectively
Due from factor, net		1,682,942		1,411,456
Inventory		1,578,073		1,304,407
Prepaid expenses and other current assets		142,485		97,354
Total current assets		3,963,575		3,257,508

Property and equipment, net		471,163		587,992
Trademarks and intangible assets		1,177235		1,177,235
Deposits		128,392		134,520
Total assets		$5,740,365		$5,157,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$	---		$171,521
Accounts payable and accrued expenses		4,758,894		3,861,562
Convertible note payable to shareholders		1,750,000		750,000
Total current liabilities		6,508,894		4,783,083

Commitments and contingencies

Stockholders’ equity :
Authorized - 600,000,000 shares; issued and outstanding –
41,371,710 shares and 37,671,710 shares at
March 31, 2009 and September 30, 2008, respectively		4,137		3,767

Additional paid-in capital		15,512,100		14,741,439
Accumulated deficit		(16,284,766)		(14,371,034)
Total stockholders’ equity (deficit)		(768,529)		374,172
Total liabilities and stockholders’ equity		$5,740,365		$5,157,255

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$5,176,794	$2,962,919	$11,629,258	$3,083,552
Cost of sales	3,614,728	2,261,341	8,551,378	2,388,368
Gross profit	1,562,066	701,578	3,077,880	695,184

Costs and expenses:
Design and development	687,955	932,527	1,506,240	1,795,387
Selling and shipping	568,110	500,247	1,337,875	904,479
General and administrative, including
$204,496 and $514,899 of stock-based
compensation for the three months
ended March 31, 2009 and 2008,
respectively; and $401,031 and
$1,062,800 for the six months ended
March 31, 2009 and 2008, respectively	1,042,610	1,240,547	1,914,095	2,256,772
Depreciation and amortization	32,333	21,357	62,830	35,824
Total costs and expenses	2,331,008	2,694,678	4,821,040	4,992,462
	(768,942)	(1,993,100)	(1,743,160)	(4,297,278)

Interest income	2	4,140	5	21,983
Interest (expense)	(95,807	(8,489)	(170,577)	(8,489)
Interest income/(expense), net	(95,805)	(4,349)	(170,572)	13,494

Net loss	$(864,747)	$(1,997,449)	(1,913,732)	$(4,283,784)

Net loss per common share - basic and
diluted	$(0.02)	$(0.07)	(0.05)	(0.15)
Weighted average number of common
shares outstanding - basic and diluted	40,302,800	29,635,530	38,972,800	28,789,250

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2006	3,749,995	$375	$646,635	$(833,236)	$(186,226)

Shares issued to acquire in connection
with reverse merger transaction	11,396,500	1,140	(68,991)	—	(67,851)
Shares issued to related parties for debt
in connection with reverse merger
transaction	975,000	97	389,903	—	390,000
Shares issued in private placement, net
of offering costs of $21,900	10,610,226	1,061	4,751,641	—	4,752,702

Stock-based compensation	—	—	644,230	—	644,230
Net loss for the year ended September 30,
2007	—	—	—	(3,924,871)	(3,924,871)
Balance, September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)	1,607,984

Shares issued in private placement	10,871,759	1,087	6,152,731	—	6,153,818
Shares issued as loan fees	68,180	7	48,856	—	48,863
Stock-based compensation	—	—	2,176,434	—	2,176,434
Net loss for the year ended September 30,
2008				(9,612,927)	(9,612,927)
Balance, September 30, 2008	37,671,710	$3,767	$14,741,439	$(14,371,034)	$374,172
Shares issued in private placement	3,700,000	370	369,630	—	370,000
Stock-based compensation	—	—	401,031	—	401,031
Net loss for the six months ended March
31, 2009	—	—	—	(1,913,732)	(1,913,732)
Balance, March 31, 2009	41,371,710	$4,137	$15,512,100	$(16,284,766)	$(768,529)

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(1,913,732)	$(4,283,784)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	62,830	35,824
Recovery of bad debts	(143,944)	(1,343)
Provision for returns	3,655	63,566
Stock-based compensation	401,031	1,062,800
Stock issued as loan fees	---	25,000
Loss on abandoned leasehold improvements	---	4,243
Cancellation of website development contract	53,999	---
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	94,370	(77,125)
Due from factor	(275,141	(1,086,109)
Inventory	(273,666)	(359,744)
Prepaid expenses and other current assets	(45,131)	(63,546)
Deposits	6,128	(66,455)
Increase (decrease) in -
Accounts payable and accrued expenses	897,332	1,182,439
Net cash used in operating activities	(1,132,269)	(3,691,366)

Cash flows from investing activities
Purchase of office equipment	---	(295,257)
Net cash used in investing activities	---	(295,257)

Cash flows from financing activities
Increase (decrease) in bank overdraft	(171,521)	179,172
Gross proceeds from private placements	370,000	2,153,819
Proceeds from related party loans	1,000,000	500,000
Repayment of related party loans	---	(10,000)
Net cash provided by financing activities	1,198,479	2,822,991

Net increase(decrease) in cash	66,210	(1,163,632)
Cash and cash equivalents at beginning of period	---	1,170,214
Cash and cash equivalents at end of period	$66,210	$6,582

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

		Six Months Ended March 31,
		2009		2008

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as loan fees	$	---		$25,000
Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$170,577		$8,489

Income taxes	$	---	$	---

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

     Unless the context indicates otherwise, Panglobal and Mynk are hereinafter referred to as the “Company”. The Company sells its products through a network of wholesale accounts. The Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” until December 31, 2007, as it had not yet commenced any material revenue-generating operations, did not have any material cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company recorded approximately $13.9 million in revenue in the year ended September 30, 2008 and no longer considers its self a “development stage” company.

Basis of Presentation

Interim Financial Information

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at March 31, 2009, the results of operations for the three and six months ended March 31, 2009 and the cash flows for the six months ended March 31, 2009.

     Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2009.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to December 31, 2007 the Company had been in the development stage. It generated approximately $13.9 million in revenues from operations for the year ended September 30, 2008 and $11.6 million for the six months ended March 31, 2009 but is still dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. As of March 31, 2009, the Company had an accumulated deficit of ($16,284,766);

and negative working capital of ($2,542,319) and had incurred a net loss of ($1,913,732) and used net cash in operating activities of ($1,132,269) for the six months ended March 31, 2009. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At March 31, 2009, the Company had five quarters of revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. Revenue generating activities generated approximately $13.9 million in revenue for the period from January 1-September 30, 2008 and the Company has an order backlog of approximately $10.0 million in prospective sales as of April 30, 2009. The Company has yet to generate any material cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $400,232 and $544,176 at March 31, 2009 and September 30, 2008, respectively.

Concentration of Credit Risks

     During the three months ended March 31, 2009 sales to three customers accounted for 15.5%, 14.5% and 11.1% of the Company’s net sales. During the three months ended March 31, 2009, purchases from one supplier totaled approximately $2,241,629. At March 31, 2009, one customer accounted for 61% of the Accounts Receivable, net of allowance. At March 31, 2009, three customers accounted for 21%, 16%, and 15%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At March 31, 2009, inventories consisted of finished goods, work-in-process and raw materials.

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

Impairment of Long-Lived Assets and Intangibles

     Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management has considered the net loss incurred for the three months ended March 31, 2009 and has concluded that there is no impairment of long lived assets or intangibles at March 31, 2009.

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

Advertising

     The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the three months ended March 31, 2009 and 2008 amounted to $600 and $13,345, respectively. Advertising expense for the six months ended March 31, 2009 and 2008 amounted to $1,100 and $21,821, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded in selling and shipping expenses. Total shipping and handling costs amounted to $56,158 and $20,520 for the three months ended March 31, 2009 and 2008, respectively. Total shipping and handling costs amounted to $110,752 and $27,979 for the six months ended March 31, 2009 and 2008, respectively.

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

     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. The Company currently files or has in the past filed income tax returns in the United States. The Company is subject to tax examinations by tax authorities for tax years ending in 2006 and subsequently.

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The related party loan continues to be convertible to common shares and is not repaid at March 31, 2009, but the conversion is anti-

dilutive. The 2,884,612 shares of common stock issued to the founders of Mynk in conjunction with the closing of the reverse merger transaction on May 11, 2007 have been presented as outstanding for all periods presented.

3. Share Exchange Agreement and Private Placements

Share Exchange Agreement

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

     On February 6, 2009, the Company raised $370,000 in a private placement selling 3,700,000 units consisting of 3,700,000 common shares at a price of $0.10 per share plus 1,850,000 warrants to purchase common shares at a price of $0.25 per share. The warrants are exercisable for twelve months. The Company issued 3,700,000 shares to four (4) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to Stephen Soller, the Company’s Chief Executive Officer, stock options to purchase an aggregate of 1,800,000 shares of common stock, exercisable for a period of five years at $0.30 per share, with one-sixth vesting every six months through February 12, 2010. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $702,000 ($0.39 per share), and is being charged to operations ratably from May 11, 2007 through February 12, 2010. During the three months ended March 31, 2009 the Company recorded a charge to operations of $63,818 with respect to this option. During the six months ended March 31, 2009 the Company recorded a charge to operations of $127,636 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.45; exercise price - $0.30; expected life – 4.67 – 4.75 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On February 12, 2007, in anticipation of the closing of the Exchange and Private Placements, the Company granted to two consultants stock options to purchase an aggregate of 375,000 shares of common stock exercisable for a period of five years at $0.45 per share, with one-third of the options vesting annually on each of February 11, 2008, February 11, 2009 and February 11, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $142,500 ($0.38 per share). The fair value of such options is being charged to operations ratably from May 11, 2007 through February 11, 2010. In accordance with EITF 96-18, options granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On March 31, 2009 the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.07 per share, which resulted in a charge to operations of $795 during the three months ended March 31, 2009. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and options to exercise 250,000 shares of common stock have been cancelled at that time and previously calculated compensation in the amount of $34,205 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 250,000 options.

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

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, stock options to purchase an aggregate of 480,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 10,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $355,200 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the three months ended March 31, 2009 the Company recorded a charge to operations of $21,312. During the six months ended March 31, 2009 the Company recorded a charge to operations of $42,624.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On October 23, 2007, the Company granted to Charles Lesser, the Company’s Chief Financial Officer, Incentive stock options to purchase an aggregate of 660,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with 132,000 shares vesting on December 1, 2007 and 11,000 shares vesting monthly commencing January 1, 2008 through December 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $488,400 ($0.74 per share), and is being charged to operations ratably from November 1, 2007 through December 1, 2011. During the three months ended March 31, 2009 the Company recorded a charge to operations of $29,304. During the six months ended March 31, 2009 the Company recorded a charge to operations of $58,608.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.88; exercise price - $0.75; expected life – 4.25 – 4.50 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 5.0% .

     On April 18, 2008, the Company granted to 15 employees, stock options to purchase an aggregate of 1,535,000 shares of common stock, exercisable for a period of five years at $1.10 per share, with twenty five percent of the shares vesting each year through April 18, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,427,550 ($0.93 per share). On June 17, 2008 the Company decided to lower the exercise price to reflect market conditions to $0.75 per share. The fair value of the options at that date, as calculated by the Black-Scholes option pricing model, was determined to be $1,473,600 ($0.96 per share) and is being charged to operations ratably from April 18, 2008 through April 17, 2013. A number of employees have since left the employee of the Company and the company cancelled 725,000 options at September 30, 2008. During the three months ended March 31, 2009 the Company recorded a charge to operations of $48,600 with respect to this option. During the six months ended March 31, 2009 the Company recorded a charge to operations of $89,400 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $1.10; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     On June 17, 2008, the Company granted to 3 employees, stock options to purchase an aggregate of 185,000 shares of common stock, exercisable for a period of five years at $0.75 per share, with twenty five percent of the shares vesting each year through June 17, 2012. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $111,000 ($0.60 per share and is being charged to operations ratably from June 17, 2008 through June 17, 2012. During the three months ended March 31, 2009 the Company recorded a charge to operations of $6,938 with respect to this option. During the six months ended March 31, 2009 the Company recorded a charge to operations of $13,876 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $.71; exercise price - $0.75; expected life – 4.75 – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     During the period from February 3, 2006 (Inception) through December 31, 2006, the Company did not issue any stock options.

     A summary of stock option activity for the six months ended March 31, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (Years)
Options outstanding at September 30, 2007	2,337,500	$0.333	4.48
Granted	1,140,000	$0.750	4.80
Exercised	---	---	---
Cancelled	(312,500)	$0.420	---
Options outstanding at March 31, 2008	3,165,000	$0.473	4.23
Options exercisable at March 31, 2008	936,666	$0.416	3.75
Options outstanding at September 30, 2008	4,160,0000	$0.540	4.00
Granted	---	---	---
Exercised	---	---	---
Cancelled	---	---	---
Options outstanding at March 31, 2009	4,160,000	$0.540	4.00
Options exercisable at March 31, 2009	1,830,334	$0.425	2.25

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009, and 2008 was $0.00 and $0.75, respectively.

     The aggregate intrinsic value of stock options outstanding at March 31, 2009 was $0.

Share Purchase Agreements

     In anticipation of the closing of the Exchange and Private Placements, additional compensatory transactions were entered into pursuant to various Share Purchase Agreements between Jacques Ninio, the controlling shareholder of Panglobal at that time, and the Chief Executive Officer and certain other consultants. Since these transactions were intended to benefit the Company and were entered into by an affiliate of the Company, the Company has recorded these transactions on its consolidated financial statements as follows:

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

     On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months ended March 31, 2009, the Company recorded a charge to operations of $0.

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

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On March 31, 2009, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.07 per share, which resulted in a charge to operations of $729 during the three months ended March 31, 2009. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

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

     On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the three months ended March 31, 2009, the Company recorded a charge to operations of $33,000. During the six months ended March 31, 2009, the Company recorded a charge to operations of $66,000.

4. Accounts Receivable

     The Company also sells goods to some of its customers and assumes the credit risk. The Company has a receivable in dispute for which the Company has provided an estimated allowance for doubtful accounts, however, future events may change that estimate. Accounts receivable, as presented in the balance sheet at March 31, 2009 and September 30, 2008 is presented below:

	March 31, 2009	September 30,2008
Outstanding accounts receivable	$894,097	$988,467
Less: allowance for doubtful debts	(400,232)	(544,176)
	$493,865	$444,291

     Changes to the allowance for doubtful debts were ($142,352) and $270 for the three months ended March 31, 2009 and 2008, respectively.

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

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of March 31, 2009, the amount of Due from Factor for which we bear the credit risk is $74,351.

     For the three months ended March 31, 2009 and 2008, the Company paid a total of approximately $63,374 and $4,928, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. For the six months ended March 31, 2009 and 2008, the Company paid a total of approximately $121,750 and $4,928, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of reserve for chargebacks and estimated sales returns as presented in the balance sheet at March 31, 2009 and September 30, 2008 is summarized below:

	March 31, 2009	September 30, 2008
Outstanding factored receivables	$3,222,434	$3,126,405
Cash collateral reserve	302,058	303,426
	3,524,492	3,429,831

Less: advances	(1,508,907)	(1,689,387)
Reserves for chargeback and sales returns	(332,643)	(328,988)

Total due from factor	$1,682,942	$1,411,456

6. Inventory

     Inventory consists of the following at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Finished goods	$1,304,791	$1,006,116
Work-in-process	113,606	156,697
Raw materials	159,676	141,594
	$1,578,073	$1,304,407

7. Property and Equipment

     A summary of property and equipment at March 31, 2009 and September 30, 2008 is as follows:

	March 31, 2009	September 30, 2008
Machinery and equipment	$167,486	$167,486
Computer hardware and software	247,950	301,949
Furniture and fixtures	76,699	76,699
Leasehold improvements	149,583	149,583
	641,718	695,717
Less accumulated depreciation and amortization	(170,555)	(107,725)
	$471,163	$587,992

     Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $32,332 and $21,357, respectively. Depreciation and amortization expense for the six months ended March, 2009 and 2008 was $62,830 and $35,824, respectively.

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

     The Company purchased the following assets:

(a)	certain computers, office equipment and furniture;

(b)	all intangible property, trademarks (or rights or claims therein);

(c)	all open and unshipped orders relating to Scrapbook and Crafty Couture apparel products, all customer lists, and information regarding customer requirements and specifications.

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

Convertible Note Payable to Shareholders

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company, Sinecure Holdings, Inc. and Capella Investments, Inc. The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The loan is secured by a lien on the assets of the Company, except for factored receivables.

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

     At any time after August 31, 2008, if there was an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares of the Company at a price per share equal to the lesser of:

a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 26, 2008; or,

b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

      At March 31, 2009 the Company had an outstanding balance of $750,000 on the loan. On April 9, the Company agreed to convert $375,000 plus accrued interest to April 30, 2009 into common shares of the Company at a new conversion arrangement which is a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months from issuance. The conversion is effective April 30, 2009 and the Company authorized the issuance of 4,025,000 shares of Common stock and 2,12,5000 warrants.

     During the three months ended March 31, 2009, the Company incurred $15,000 in interest expense on the Loan. The balance of the loan has not been repaid to date and may be recalled or converted into shares at any time.

Revolving Loan Agreement Payable to Shareholder

     On January 16, 2009 the Company entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands Company (“Providence”), whereby Providence agreed to loan the Company the aggregate principal amount of $1,000,000 for general corporate purposes. The loan is issued as follows:

(i)	The first advance of $700,000 on the date of execution of the loan agreement;

(ii)

subject to the fulfillment of certain conditions, by advance of up to an additional $300,000; and bearing interest at 9% per annum on the outstanding principal, and repayable on or before July 31, 2009.

     The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009. During the three months ended March 31, 2009, the Company incurred $17,433 in interest expense on the Loan.

     On June 12, 2008 the Company had entered into a revolving loan agreement dated effective March 3, 2008, with Sinecure Holdings Limited, a British Virgin Islands company, and Capella Investments Inc., a Nevada company, whereby Sinecure and Capella agreed to loan us the aggregate principal amount of $750,000 for general corporate purposes, above. Also on June 12, 2008, we entered into a security agreement dated effective March 3, 2008, with Sinecure and Capella, whereby we agreed to create a security interest by way of priority security interest in our present and after-acquired personal property and such other collateral described in the Security Agreement in favor of Sinecure and Capella. On January 16, 2009 we entered into a pari passu agreement with Providence, Sinecure and Capella, whereby Panglobal, Providence, Sinecure and Capella agree that all security interests issued will have equal priority and that the creation, registration, filing and existence of the security interests will not constitute an event of default under either of the two security agreements.

     In connection with the Providence loan agreement, the Company entered into a security agreement dated to be effective back to March 3, 2008, with Providence, whereby the Company agreed to create a security interest by way of priority security interest in our present and after-acquired personal property and other collateral described in the security agreement in favor of Providence.

     The Providence loan may be converted at any time after the first advance and before the maturity date into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months from issuance. On April 9, 2009, Providence offered to convert $187,500 of the loan plus accrued interest to April 30, 2009 into common shares of the Company. The conversion is effective

April 30, 2009 and the Company authorized the issuance of 2,124,330 shares of Common stock and 1,062,165 warrants.

10. Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosilk apparel division through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid. In addition, under the consulting agreement the Consultant shall earn a 3.5% (reduced to 3.15% on October 1, 2008) commission on the Sosik division’s net sales. The Company recorded sales commission expense of $62,500 for the three months ended March 31, 2009. The Consultant also earned 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares were deemed to be earned and vested each month.

     The Consultant and the Company have established sales targets totaling $30 million for calendar year 2008, $45 million for calendar year 2009 and $60 million for calendar year 2010. The Consultant can earn up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;

(ii)	500,000 shares upon meeting the sales target for calendar year 2009; and,

(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

     The sales target for calendar 2008 was not met and the Company had not accrued an expense for issuing shares for meeting the sales target for 2008 and at March 31, 2009 has not accrued an expense for issuing shares for meeting the sales target for 2009.

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

     On February 6, 2009, the Company raised $370,000 in a private placement selling 3,700,000 units consisting of 3,700,000 common shares at a price of $0.10 per share plus 1,850,000 warrants to purchase common shares at a price of $0.25 per share. The warrants are exercisable for twelve months. The Company issued 3,700,000 shares to four (4) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

12. Commitments and Contingencies

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. Total rent expense including sales showrooms for the three months ended March 31, 2009 and 2008 was $94,428 and $92,991, respectively. Total rent expense including sales showrooms for the six months ended March 31, 2009 and 2008 was $185,549 and $143,334, respectively.

     The table below sets forth the Company’s lease obligations through 2013.

Year ending September 30,
2009	$171,906
2010	353,528
2011	222,609
2012	123,027
2013	10,278
$881,349

     The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations. On September 19, 2008, Mynk Corporation, our wholly-owned subsidiary, sued Delia’s Inc., a customer, in the Superior Court of the State of California, for goods shipped, but unpaid, in the amount of $604,081.

13. Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The deferred tax benefit is composed of the following:

		March 31, 2009		September 30, 2008
Deferred tax benefit: Federal		$4,913,000		$4,913,000
Deferred tax benefit: State		1,276,000		1,276,000
Total benefit of NOL carry forward		6,189,000		6,189,000
Valuation allowance		(6,189,000)		(6,189,000)
Total	$	---	$	---

     As of March 31, 2009 unused net operating losses equal to $13,379,000 are available for 17 years to offset future year’s federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

14. Subsequent Events

Conversion of Convertible Note Payable to Shareholders

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company, Sinecure, Inc. and Capella, Inc.. The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum.

     At March 31, 2009 the Company had an outstanding balance of $750,000 on the loan. On April 9, 2009 the Company agreed to convert $375,000 plus accrued interest to April 30, 2009 into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and the Company authorized the issuance of 4,025,000 shares of Common stock and 2,12,5000 warrants.

Conversion of Revolving Loan Payable to Shareholder

     On January 16, 2009 the Company entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan the Company the aggregate principal amount of US$1,000,000 for general corporate purposes. The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

     The loan may be converted at any time after the first advance and before the maturity date into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. On April 9, the borrower offered to convert $187,500 of the loan plus accrued interest to April 30, 2009 into common shares of the Company. The conversion is effective April 30, 2009 and the Company authorized the issuance of 2,124,330 shares of Common stock and 1,062,165 warrants.

Conversion of Accounts Payable to Common Shares

On April 9, 2009 the Company agreed to convert an amount of $150,000 owed to one of the Company’s apparel vendors into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and the Company authorized the issuance of 1,500,000 shares of Common stock and 750,000 warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for quarter ended March 31, 2009 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

     Our divisions are aggregated into three major consumer market product groupings: -Sosik, Scrapbook and Contemporary. The major consumer divisions are as follows:

     SOSIK-Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik, including products that will be sold under private labels for junior products commenced in October, 2007 and shipments commenced in January 2008. Approximately 70% of our revenue for our fiscal year ended September 30, 2008 and 53% for the three months ended March 31, 2009 related to Sosik and and private label junior products. Customers include Charlotte Russe, Forever 21, Wet Seal, Ross, J.C. Penney, and Burlington Coat Factory.

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

Consulting Agreement for Sosik Division

     On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid at September 30, 2008. In addition, under the consulting agreement, as amended, the Consultant shall earn a 3.15% commission on the Sosik/Junior divisions net sales. We recorded sales commission expense of $62,500 for the three months ended March 31, 2009. The Consultant also earned 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares.

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

     The sales target for calendar year 2008 was not met, and, we did not accrued an expense for shares payable to the Consultant for that year. At March 31, 2009 we have not accrued an expense for shares payable for meeting the sales target for 2009.

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

Employees

     As of May 15, 2009, we have 43 full-time employees: two (2) are executive, seven (7) are design staff, thirteen (13) are production staff, eleven (11) are sewing staff, four (4) are sales staff, four (4) are customer service and shipping staff and two (2) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Quality Control

     We intend to establish a quality control program to ensure that our products meet our high quality standards. We intend to monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also plan to perform random on-site quality control checks during and after production before the garments leave the contractor. We also plan to conduct final random inspections when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors’ facilities will be important to maintain the quality, consistency and reputation of our products.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows

     The following is a summary of our uses of cash for the periods set forth below:

	Six Months Ended March 31,		Percent
	2009	2008	Increase
			(Decrease)
Cash Flows provided/(used) in Operating	$(1,132,269)	$(1,612,219)	(18.6%)
Activities
Cash Flows used in Investing Activities	---	(295,257)	---
Cash Flows provided by Financing Activities	1,370,000	2,882,991	(52.5%)
Net Increase in Cash During Period	$237,731	$(1,163632)	---

Assets

     At March 31, 2009, our total assets were $5,740,365 compared to our assets of $5,157,255 as at September 30, 2008. The increase of $583,110 results mainly from the increase in inventory and in our due from factor.

     Our current assets totaled $3,963,575 at March 31, 2009 and $3,257,508 at September 30, 2008 respectively. The increase in current assets is primarily due to an increase in inventory and in our due from factor. Our net sales increased to $11,629,258 for the six months ended March 31, 2009 compared to sales of $3,083,552 for the three months ended December 31, 2007.

Liabilities and Working Capital

     The following is a summary of our working capital at March 31, 2009, September 30, 2008 and the percent increase or decrease between those dates:

			Percentage
	March 31,	September	Increase
	2009	30, 2008	Decrease
Current Assets	$3,963,575	$3,257,508	21.6%
Current Liabilities	6,508,894	4,783,083	36.1%
Working Capital	$(2,542,319)	$(1,525,575)	60%

     The decrease in our working capital of $1,016,744 is primarily due to a loan payable to shareholders of $1,000,000 in January 2009.

Cash Requirements and Additional Funding

     Our estimated cash requirements for the next 12 months are as follows:

EXPENSE	COST
Design and development	$3,100,000
Selling and Shipping	$3,000,000
General and administrative (excludes $750,000 non-cash compensation)	$2,600,000
TOTAL	$8,700,000

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

     On March 3, 2008, we entered into a Revolving Loan Agreement with two of our shareholders. The loan allows us to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The Loan was due to be repaid in full by November 30, 2008. At March 31, 2009, we had an outstanding balance of $750,000 on the loan which may be called or converted into shares at any time. On April 9, 2009 we agreed to convert $375,000 plus accrued interest to April 30, 2009 into our common stock at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and we authorized the issuance of 4,025,000 shares of Common stock and 2,12,5000 warrants.

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

     On January 16, 2009 we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan us the aggregate principal amount of US$1,000,000 for general corporate purposes. The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

     The loan may be converted at any time after the first advance and before the maturity date into our company’s shares of common stock at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. On April 9, the borrower offered to convert $187,500 of the loan plus accrued interest to April 30, 2009 into our common shares. The conversion is effective April 30, 2009 and we authorized the issuance of 2,124,330 shares of Common stock and 1,062,165 warrants.

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

     There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products extending through September 2009. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

The Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

Revenue

     Net sales for the six months ended March 31, 2009 totaled $11,629,258 versus $3,083,552 for 2008. Sales of Sosik and junior private label apparel totaled $5,933,165, sales of Scrapbook apparel totaled $4,412,692 and the remainder of the sales were Tea and Honey, and Haven dresses. During the year ended September 30, 2007, the only product sold was Hauteur Mynk Jeans, all of our other brands commenced shipping from January of 2008 onwards. Gross profit was $3,077,880 (26.5%) and 695,184 (22.5%) for the six months ended March 31, 2009 and 2008, respectively. At this time, we have a backlog of sales orders in excess $10.1 million for shipments through September 2009. With the addition of Scrapbook, our sales mix is changing. Approximately 51% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops, 35% are for Scrapbook apparel, and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Haven/Tea and Honey products are sold through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     The major components of our operating expenses are outlined in the table below:

	Six Months Ended March 31,		Percent
	2009	2008	Increase
			(Decrease)
Design & Development	$1,506,240	$1,795,387	(16.1%)
Selling & Shipping	1,337,875	904,479	47.9%
General and Administrative	1,914,095	2,256,772	(15.2%)
Depreciation & Amortization	62,830	35,824	75.4%
Total Expenses	$4,821,040	$4,992,462	(3.5%)

     The decrease for the six months ended March 31, 2009 was due to the expansion of our operations, particularly addition of the Scrapbook division, offset by a decrease of $661,000 in non-cash equity compensation.

     For the six months ended March 31, 2009 design and development expenses totaled 1,506,240, of which $747,000 was for design expenses and $759,000 was for production and development expenses. Salaries totaled $1,055,000. Purchases of sample fabric and garments totaled $236,000. Contract labor and consulting totaled $88,000 and manufacturing and design supplies totaled $96,000. For the six months ended March 31, 20008 salaries totaled $1,125,000. Purchases of sample fabric and garments totaled $222,000. Contract labor and consulting totaled $275,000 and manufacturing and design supplies totaled $52,000.

     For the six months ended March 31, 2009 selling and shipping expense totaled $1,337,875 compared to $904,479 for the six months ended March 31, 20008 due to the increase in sales volume. During the six months ended March 31, 2009, travel and trade show expenses totaled $189,000, sales showroom expense totaled $116,000, sales salaries totaled $296,000 and sales commissions totaled $319,000. Included in sales commission expenses for the six months ended March 31, 2009 was $125,000 paid to Lolly Factory, Inc. Selling expenses for the six months ended March 31, 2008 consisted of travel and trade show expenses totaling $107,000, sales showroom expense totaled $11,000, sales salaries totaled $218,000 and sales consulting totaled $279,000. Included in sales consulting expenses for the six months ended March 31, 2008 was $271,300 paid to Lolly Factory, Inc. None of the other divisions were in operation during the six months ended March 31, 2008, only the Hauteur Mynk denim brand, and the start-up of the Sosik division.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, and courier and postage costs.

     For the six months ended March 31, 2009 general and administrative expenses (including non-cash compensation costs of $401,031) totaled $1,914,095. Key components included salaries for executive, accounting and customer service totaling $330,000, payroll taxes of $135,000, professional (accounting and legal) fees of $264,000, postage and delivery of $81,000, insurance, including health, liability and directors & officer’s liability of $158,000 and rent of $70,000. Not included in general and administrative expenses is $62,830 in depreciation expense. For the six months ended March 31, 2008 general and administrative expenses totaled $2,256,772, of which $1,062,800 was non-cash compensation expenses. Key components included salaries of $314,000, payroll taxes of $146,000, postage and delivery of $119,000 insurance $104,000, rent of $62,100 and professional fees of $135,000.

The Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue

     Net sales for the three months ended March 31, 2009 totaled $5,176,794 versus $2,962,919 for 2008. Sales of Sosik and junior private label apparel totaled $2,747,000, sales of Scrapbook apparel totaled 1,873,000 and the remainder of the sales were Tea and Honey, and Haven dresses. During the year ended September 30, 2007, the only product sold was Hauteur Mynk Jeans, all of our other brands only commenced shipping in January of 2008 onwards. Gross profit/ was $1,562,066 (30%) and 701,578 (23.7%) for the three months ended March 31, 2009 and 2008, respectively. At this time, we have a backlog of sales orders in excess $10.1 million for shipments through September 2009. With the addition of Scrapbook, our sales mix is changing. Approximately 51% of these orders are for Sosik and junior apparel products including skirts and knit and woven tops, 35% are for Scrapbook apparel, and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Haven/Tea and Honey products are sold through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

     The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,		Percent
	2009	2008	Increase
			(Decrease)
Design & Development	$687,955	$932,527	(26.2%)
Selling & Shipping	568,110	500,247	13.6%
General and Administrative	1,042,610	1,240,547	(16.0%)
Depreciation & Amortization	32,333	21,357	51.4%
Total Expenses	$2,331,008	$2,694,678	(13.5%)

     The overall decrease for the three months ended March 31, 2009 was due to the rationalization of expenses, trimming of staff. Despite expansion of our operations, particularly addition of the Scrapbook division, expenses were down from previous quarters including a decrease of $310,000 in non-cash equity compensation.

     For the three months ended March 31, 2009 design and development expenses totaled 687,955, of which $336,000 was for design expenses and $352,000 was for production and development expenses. Staffing in these departments has been reduced and duties re-assigned, such that staff work across divisional lines. Salaries totaled $489,000. Purchases of sample fabric and garments totaled $130,000. Contract labor and consulting totaled $42,000 and manufacturing and design supplies totaled $103,000. For the three months ended March 31, 20008 design and development expenses totaled $932,527. Salaries totaled $607,000. Purchases of sample fabric and garments totaled $85,000. Contract labor and consulting totaled $158,000 and manufacturing and design supplies totaled $34,000.

     For the three months ended March 31, 2009 selling and shipping expense totaled $568,110 compared to $500,247 for the three months ended March 31, 20008 due to the increase in sales volume. During the three months ended March 31, 2009, travel and trade show expenses totaled $72,000, sales showroom expense totaled $71,000, sales salaries totaled $119,000 and sales commissions totaled $117,000. Included in sales commission expenses for the three months ended March 31, 2009 was $62,500 paid to Lolly Factory, Inc. Selling expenses for the three months ended March 31, 2008 consisted of travel and trade show expenses totaling $43,000, sales showroom expense totaled $56,000, sales salaries totaled $128,000 and sales consulting totaled $94,450. Included in sales consulting expenses for the three months ended March 31, 2008 was $90,450 paid to Lolly Factory, Inc. None of the other divisions were in operation during the six months ended March 31, 2008, only the Hauteur Mynk denim brand, and the start-up of the Sosik division.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, and courier and postage costs.

     For the three months ended March 31, 2009 general and administrative expenses (including non-cash compensation costs of $204,496) totaled $1,042,610. Key components included salaries for executive, accounting and customer service totaling $170,000, payroll taxes of $68,000, professional (accounting and legal) fees of $143,000, postage and delivery of $45,000, insurance, including health, liability and directors & officer’s liability of $75,000 and rent of $35,000. Not included in general and administrative expenses is $32,333 in depreciation expense. For the three months ended March 31, 2008 general and administrative expenses totaled $1,240,547, of which $514,899 was non-cash compensation expenses. Key components included salaries of $184,000, payroll taxes of $85,000, postage and delivery of $77,000, insurances of $61,000, rent of $41,400 and professional fees of $82,000.

Off Balance-Sheet Arrangements

     We use a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of our domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. We can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all our assets and charges interest at a rate of prime plus 1.0% on the outstanding advances. Effective October 27, 2008, the interest charge was increased to prime plus 2%. At March 31, 2008, we had cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. We are- liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2009, but automatically renews unless cancelled by either side.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of March 31, 2009, the amount of Due from Factor for which we bear the credit risk is $74,351.

     For the three months ended March 31, 2009 and 2008, we paid a total of approximately $63,374 and $4,928, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. For the six months ended March 31, 2009 and 2008, we paid a total of approximately $121,750 and $4,928, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of reserve for chargebacks and estimated sales returns as presented in the balance sheet at March 31, 2009 and September 30, 2008 is summarized below:

	March 31,	September 30,
	2009	2008
Outstanding factored receivables	$3,222,434	$3,126,405
Cash collateral reserve	302,058	303,426
	3,524,492	3,429,831

Less: advances	(1,508,907)	(1,689,387)
Reserves for chargeback and sales returns	(332,643)	(328,988)

Total due from Factor	$1,682,942	$1,411,456

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

     Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns and allowances for the three months ended March 31, 2009 totaled $740,933, approximately 14.3% of sales which included a write-off of receivables from Mervyn’s Inc., in bankruptcy. We have accrued an additional $333,000 as of March 31, 2009 for estimated chargebacks and sales returns.

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $400,232 at March 31, 2009. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the three months ended March 31, 2009 sales to three customers accounted for 15.5%, 14.5% and 11.1% of our net sales. During the three months ended March 31, 2009, purchases from one supplier totaled approximately $2,241,629. At March 31, 2009, one customer accounted for 61% of the Accounts Receivable, net of allowance. At March 31, 2009, three customers accounted for 21%, 16%, and 15%, respectively, of the Due From Factor.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At March 31, 2009, inventories consisted of finished goods, work-in-process and raw materials.

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

Stock-Based Compensation

     Effective February 3, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires that we measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in our financial statements over the period of benefit, which is generally the vesting period of the awards. Accordingly, we recognize compensation cost for equity-based compensation for all new or modified grants issued after February 3, 2006 (Inception).

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on October 1, 2008 The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements and has not elected to adopt SFAS 159 at this time. The Company adopted SFAS No. 159 on October 1, 2008 The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on our consolidated financial statements.

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

SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We adopted SFAS 161 on November 15, 2008 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

      In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial position or results of operations.

     As a result of the recent credit crisis, on October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable date does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position.

     Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Adoption of New Accounting Policies

     Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on our consolidated financial statements. As of September 30, 2008, no liability for unrecognized tax benefits was required to be recorded.

     We currently files or has in the past filed income tax returns in Canada and the United States. We are subject to tax examinations by tax authorities for tax years ending in 2006 and subsequently.

     Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009 , we have not accrued interest or penalties related to uncertain tax positions.

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

      As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

       Management found the following deficiency in our disclosure controls and procedures:

     There is not adequate division or segregation of duties in our accounting department that has three staff members, which includes the Chief Financial Officer; and,

     To compensate for the inadequate segregation of duties, we have instituted a system of sign-offs and checks and balances within the accounting department. Further, we are in the process of implementing a series of closing procedures and checklists which must be signed-off and verified.

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Certifications

     Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Quarterly Report on Form 10-Q.

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

We have a high concentration of sales to a number of key department stores across all of our divisions. Loss of one of these key customers would take time to replace and have a short term adverse impact on our results of operations.

     During the three months ended March 31, 2009 sales to three customers accounted for 15.5%, 14.5% and 11.1% of our net sales. The acceptance by consumers of our products and design is important to our success and competitive position, and the loss of one of these key customers would have a short-term adverse impact on our results from operations.

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

     Our inception date was February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure cannot be made. As of March 31, 2009, our accumulated losses since inception amount to $16,284,766. In its audit report dated January 8, 2009, our auditors stated that we have incurred a loss from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

     We will continue to incur expenses and may incur operating losses in the future. We cannot guarantee that we will be successful in becoming or remaining profitable in the future. Failure to become and remain profitable would cause us to go out of business.

     Our Controls and Procedures are not effective, which could cause us to make inaccurate or late filings and for public trading of our shares to cease.

     Our disclosure controls and procedures are not effective. Without effective disclosure controls and other procedures, the information that is required to be disclosed in our company's reports filed with the SEC may not be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. If we fail to file our required filings in an accurate and timely manner, the Financial Industry Regulatory Authority (FINRA) may determine that our company no longer meets the listing requirements for the OTC Bulletin Board and remove our company from the OTC Bulletin Board quotations. If this happens, then market makers would no longer be able to enter quotations for our common shares through the OTC Bulletin Board and shareholders would likely be unable to sell their shares in the common stock of our company. This would cause them to lose their entire investment in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

     On February 6, 2009, we raised $370,000 in a private placement selling 3,700,000 units consisting of 3,700,000 common shares at a price of $0.10 per share plus 1,850,000 warrants to purchase common shares at a price of $0.25 per share. The warrants are exercisable for twelve months.

     We issued 3,700,000 shares to four (4) non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

1. Conversion of Convertible Note Payable to Shareholders

     On March 3, 2008we entered into a Revolving Loan Agreement with two of our shareholders, Sinecure Holdings, Inc. and Capella Investments, Inc. The loan allows us to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum.

     At March 31, 2009 we had an outstanding balance of $750,000 on the loan. On April 9, we agreed to convert $375,000 plus accrued interest to April 30, 2009 into our common shares at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and the Company authorized the issuance of 4,025,000 shares of Common stock and 2,12,500warrants.

Conversion of Revolving Loan Payable to Shareholder

     On January 16, 2009 we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan the Company the aggregate principal amount of US$1,000,000 for general corporate purposes. The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

     The loan may be converted at any time after the first advance and before the maturity date into our common shares at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. On April 9, the borrower offered to convert $187,500 of the loan plus accrued interest to April 30, 2009 into our common shares. The conversion is effective April 30, 2009 and we authorized the issuance of 2,124,330 shares of Common stock and 1,062,165 warrants.

Conversion of Accounts Payable to Common Shares

     On April 9, 2009 we agreed to convert an amount of $150,000 owed to one of our apparel vendors into our common shares at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and we authorized the issuance of 1,500,000 shares of Common stock and 750,000 warrants.

2. Change of registered public accounting firm

     On January 8, 2009, Panglobal Brands Inc. was notified that effective December 8, 2008, the personnel of GrobsteinHorwath & Company LLP have joined with Crowe Horwath LLP (“Crowe”) resulting in the resignation of Grobstein Horwath as independent registered public accounting firm for our company. Crowe was appointed as our new independent registered public accounting firm.

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

10.13	Loan Agreement dated March 4, 2008 with Sinecure Holdings Limited and Capella Investments Inc Ltd (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)
10.14	Security Agreement dated March 4, 2008 with Sinecure Holdings Limited and Capella Investments Inc Ltd. (attached as an exhibit to our current report on Form 8-K filed on January 22, 2009)
10.15	2007 Stock Option Plan (attached as an exhibit to our annual report on Form 10-K filed on January 13, 2009.)
16	Letter re change in certifying accountant
16.1	Grobstein Horwath & Company LLP resignation dated January 8, 2009.(attached as an exhibit to our current report on Form 8-K filed on February 3, 2009)
16.2	Letter of Grobstein Horwath & Company LLP, dated January 30, 2009 (attached as an exhibit to our current report on Form 8-K filed on February 3, 2009)

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002.
31.2*	Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002.
32.2*	Certification under Sarbanes-Oxley Act of 2002.

* filed hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANGLOBAL BRANDS INC.

By: /s/ Stephen Soller
Stephen Soller
Chief Executive Officer, and Director
(Principal Executive Officer )
Dated: May 20, 2009

By: /s/ Charles Lesser
Charles Lesser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 20, 2009