Form 10-Q
period 2009-06-30
Panglobal Brands Inc.
filed 2009-09-21
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [   ]    No [   ]

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
Yes [   ]    No [X]

As of September 18, 2009, the Company had 49,016,710 shares of common stock issued and outstanding.

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

As used in this quarterly report, the terms "we", "us", "our", means Panglobal Brands Inc. and our wholly-owned subsidiary, Mynk Corporation, unless otherwise indicated.

ITEM 1. FINANCIAL STATEMENTS.

Panglobal Brands Inc.
June 30, 2009

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

		June 30,		September 30,
		2009		2008
		(Unaudited)
ASSETS
Current assets:
Cash		$268,212	$	---
Accounts receivable, net of allowance of $400,232 and $544,176 as
of June 30, 2009 and September 30, 2008, respectively		510,570		444,291
Due from factor, net		2,206,253		1,411,456
Inventory		1,463,436		1,304,407
Prepaid expenses and other current assets		140,727		97,354
Total current assets		4,589,198		3,257,508

Property and equipment , net		442,193		587,992
Trademarks and intangible assets		1,177,235		1,177,235
Deposits		128,392		134,520
Total assets		$6,337,018		$5,157,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$	---		$171,521
Accounts payable and accrued expenses		4,505,885		3,861,562
Convertible notes payable to shareholders		---		750,000
Total current liabilities		4,505,885		4,783,083

Convertible notes payable to shareholders-long term		889,154		---

Commitments and contingencies

Stockholders’ equity :
Authorized - 600,000,000 shares; issued and outstanding –
49,016,710 shares and 37,671,710 shares at
June 30, 2009 and September 30, 2008, respectively		4,903		3,767

Additional paid-in capital		18,165,704		14,741,439
Accumulated deficit		(17,228,628)		(14,371,034)
Total stockholders’ equity		941,979		374,172
Total liabilities and stockholders’ equity		$6,337,018		$5,157,255

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$8,585,235	$5,321,794	$20,214,494	$8,405,346
Cost of sales	6,555,494	4,268,641	15,106,873	6,657,008
Gross profit	2,029,741	1,053,153	5,107,621	1,748,338

Costs and expenses:
Design and development	707,971	784,967	2,214,211	2,580,354
Selling and shipping	781,854	708,711	2,119,729	1,613,190
General and administrative, including
$382,972 and $815,612 of stock-based
compensation for the three months
ended June 30, 2009 and 2008,
respectively; and $784,003 and
$1,878,411 for the nine months ended
June 30, 2009 and 2008, respectively	1,109,118	1,890168	3,023,214	4,146,940
Depreciation and amortization	32,333	26,862	95,163	62,686
Total costs and expenses	2,631,276	3,410,708	7,452,316	8,403,170
	(601,535)	(2,357,555)	(2,344,695)	(6,654,832)

Interest income	46	82	51	22,065
Interest (expense)	(309,434)	(44,679)	(480,011)	(53,169)
Loss on extinguishment of debt	(32,939)	---	(32,939)	---
	(342,327)	(44,597)	(512,899)	(31,104)

Net loss	$(943,862)	$(2,402,152)	$(2,857,594)	$(6,685,936)

Net loss per common share - basic and
diluted	$(0.02)	$(0.08)	$(0.07)	(0.23)
Weighted average number of common
shares outstanding - basic and diluted	46,496,000	29,661,500	41,481,000	29,401,500

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2007	26,731,771	2,673	6,363,418	(4,758,107)	1,607,984

Shares issued in private
placement	10,871,759	1,087	6,152,731	—	6,153,818
Shares issued as loan fees	68,180	7	48,856	—	48,863
Stock-based compensation	—	—	2,176,434	—	2,176,434
Net loss for the year ended
September 30, 2008				(9,612,927)	(9,612,927)
Balance, September 30, 2008	37,671,710	$3,767	$14,741,439	$(14,371,034)	$374,172
Shares issued in private
placement	3,700,000	370	369,630	—	370,000
Conversion of shareholder
loans	6,145,000	616	614,317		614,933
Conversion of Accounts
Payable	1,500,000	150	149,850		150,000
Stock-based compensation	—	—	784,003	—	784,003
Discount on notes payable due
to warrants and beneficial
conversion			1,506,465		1,506,465
Net loss for the nine months
ended June 30, 2009	—	—	—	(2,857,594)	(2,857,594)
Balance, June 30, 2009	49,016,710	$4,903	$18,165,704	$(17,228,628)	$941,979

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(2,857,594)	$(6,685,936)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	95,163	62,686
Bad debt expense (recovery)	(143,944)	320,355
Provision for returns	18,702	(76,403)
Stock-based compensation	784,003	1,878,412
Amortization of beneficial conversion	175,180	---
Loss on extinguishment of debt	32,939	---
Stock issued as loan fees	---	48,863
Loss on abandoned leasehold improvements	---	4,243
Cancellation of website development contract	53,999	---
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	77,665	(924,379)
Due from factor	(813,499)	(1,504,094)
Inventory	(159,029)	(1,129,453)
Prepaid expenses and other current assets	(43,373)	(109,787)
Deposits	6,128	(66,455)
Increase (decrease) in -
Accounts payable and accrued expenses	644,323	2,494,539
Net cash used in operating activities	(2,129,337)	(5,687,409)

Cash flows from investing activities
Purchase of office equipment	(3,363)	(379,958)
Purchase of trademarks and intangible assets	---	(1,177,235)
Net cash used in investing activities	(3,363)	(1,557,193)

Cash flows from financing activities
Proceeds from private placements	572,433	6,153,818
Loan from related party-officer	---	400,000
Proceeds from shareholder notes	2,000,000	750,000
Repayment of bank overdraft	(171,521)	---
Repayment of related party loans	---	(160,000)
Net cash provided by financing activities	2,400,912	7,143,818

Net increase(decrease) in cash	268,212	(100,784)
Cash and cash equivalents at beginning of period	---	1,170,214
Cash and cash equivalents at end of period	$268,212	$1,069,430

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

		Nine Months Ended June 30,
		2009		2008

Supplemental disclosures of non-cash investing and financing activities:
Notes payable subject to beneficial conversion feature		$1,506,465		---
Non-cash conversion of notes to Common stock		614,933		---
Common stock issued as loan fees	$	---		$48,863
Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$304,831		$53,169

Income taxes	$	---	$	---

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

     Beginning in December 2006, in conjunction with a new controlling shareholder acquiring approximately 79% of the issued and outstanding common shares, EZ English began a program to discontinue its existing business operations and prepare to enter the fashion industry. On February 2, 2007, in order to better reflect its future business operations and prepare for its acquisition of Mynk Corporation, a privately-held Nevada corporation (“Mynk”), EZ English completed a merger with its wholly-owned Delaware subsidiary, in order to effect a name change to Panglobal Brands Inc. (“Panglobal”). Mynk was incorporated in Nevada on February 3, 2006 to engage in the business of design, manufacture and distribution of clothing and accessories throughout the United States and Canada.

     Unless the context indicates otherwise, Panglobal and Mynk are hereinafter referred to as the “Company”.

     The Company sells its products through a network of wholesale accounts.

Basis of Presentation

Interim Financial Information

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at June 30, 2009, the results of operations for the three and nine months ended June 30, 2009 and the cash flows for the nine months ended June 30, 2009.

     Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2009.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to December 31, 2007 the Company had been in the development stage. It generated approximately $13.9 million in revenues from operations for the year ended September 30, 2008 and $20.2 million for the nine months ended June 30, 2009 but is still dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. As of June 30, 2009, the Company had an accumulated deficit of ($17,228,628); and negative working capital of ($805,841) and had incurred a net loss of ($2,857,594) and used net cash in operating activities of ($2,129,337) for the nine months ended June 30, 2009. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     At June 30, 2009, the Company had six quarters of revenue-generating operations. Principal activity through December 31, 2007 related to the Company’s formation, capital raising efforts and initial product design and development activities. Revenue generating activities generated approximately $34.0 million in revenue for the period from January 1, 2008-June 30, 2009 and the Company has an order backlog of approximately $4,500,000 million in prospective sales as of September 14, 2009. The Company is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations.

Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of Panglobal Brands, Inc. and its wholly-owned subsidiary, Mynk Corporation. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $400,232 and $544,176 at June 30, 2009 and September 30, 2008, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Concentration of Credit Risks

     During the three months ended June 30, 2009 sales to three customers accounted for 22.0%, 19.7% and 12.4% of the Company’s net sales. During the three months ended June 30, 2009, purchases from two suppliers totaled $2,883,953 and $1,267,157, respectively. At June 30, 2009, one customer accounted for 60% of the Accounts Receivable, net of allowance.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At June 30, 2009, inventories consisted of finished goods, work-in-process and raw materials.

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

Impairment of Long-Lived Assets and Intangibles

     Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management has considered the net loss incurred for the three months ended June 30, 2009 and has concluded that there is no impairment of long lived assets or intangibles at June 30, 2009.

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

Advertising

     The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the three months ended June 30, 2009 and 2008 amounted to $0 and $17,925, respectively. Advertising expense for the nine months ended June 30, 2009 and 2008 amounted to $1,100 and $39,745, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers in selling and shipping expenses. Shipping and handling costs incurred by the Company for inbound freight are recorded in cost of sales and costs for outbound freight are recorded in selling and shipping expenses. Total shipping and handling costs amounted to $53,582 and $57,065 for the three months ended June 30, 2009 and 2008, respectively. Total shipping and handling costs amounted to $164,333 and $85,045 for the nine months ended June 30, 2009 and 2008, respectively.

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

     The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The related party loan continues to be convertible to common shares and is not repaid at June 30, 2009, but the conversion is anti-dilutive.

3. Private Placements

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

Stock Options

     On May 29, 2009, the Company granted to Gary Bub, an employee of the company, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years at $0.10 per share, vesting immediately. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $85,000 ($0.17 per share), and is being charged to operations in the period ending June 30, 2009.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.19; exercise price - $0.1075; expected life – 5.00 years; expected volatility -125%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     On May 29, 2009, the Company granted to Dru Narwani, a consultant to the company, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of one year at $0.10 per share, vesting immediately. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.12 per share), and is being charged to operations during the period ended June 30, 2009. The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.19; exercise price - $0.10; expected life – 1.0 year; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     On May 29, 2009, the Company granted to two directors of the Company, stock options to purchase an aggregate of 750,000 shares of common stock (375,000 per director), exercisable for a period of one year at $0.15 per share, with 125,000 shares for each director vesting June 30, 2009, September 30, 2009 and December 31, 2009, respectively. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000 ($0.10 per share), and is being charged to operations in the amount of $25,000 at June 30, September 30, and December 31, 2009, respectively.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.19; exercise price - $0.15; expected life – 1.0 year; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     On June 8, 2009, the Company granted to Kelly Fountain, an employee, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years at $0.18 per share, with 100,000 shares vesting monthly commencing June 8, 2009 through November 7, 2009. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000 ($0.15 per share), and is being charged to operations monthly from June through October, 2009. During the three months ended June 30, 2009 the Company recorded a charge to operations of $15,000 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.18; exercise price - $0.18; expected life – 5.0 years; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

     A summary of stock option activity for the nine months ended June 30, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at September 30, 2008	4,160,000	$0.540	4.00
Granted	2,250,000	$0.143	1.66
Exercised	---	---	---
Cancelled	(125,000)	0.750	4.00
Options outstanding at June 30, 2009	6,285,000	$0.393	3.52
Options exercisable at June 30, 2009	3,460,834	$0.332	3.47

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2009, and 2008 was $0.131 and $0.75, respectively.

     The aggregate intrinsic value of stock options outstanding at June 30, 2009 was $0.

Share Purchase Agreements

     On February 12, 2007, Stephen Soller, the Company’s Chief Executive Officer, acquired the beneficial rights to 1,800,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Soller at the rate of 600,000 shares every six months beginning on August 12, 2007, provided that Mr. Soller’s underlying employment agreement has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $810,000 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price, and is being charged to operations ratably from May 11, 2007 through August 11, 2008. During the three months ended June 30, 2009, the Company recorded a charge to operations of $0.

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

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. In accordance with EITF 96-18, such compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On June 30, 2009, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.015 per share, which resulted in a charge to operations of $1,562 during the three months ended June 30, 2009. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

     On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer and Chief Executive Officer at this time, acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and is being charged to operations ratably from November 1, 2007 through June 30, 2009. During the three months ended June 30, 2009, the Company recorded a charge to operations of $33,000. During the nine months ended June 30, 2009, the Company recorded a charge to operations of $99,000.

4. Accounts Receivable

     The Company also sells goods to some of its customers and assumes the credit risk. The Company has a receivable in dispute for which the Company has provided an estimated allowance for doubtful accounts, however, future events may change that estimate. Accounts receivable, as presented in the balance sheet at June 30, 2009 and September 30, 2008 is presented below:

	June 30, 2009	September 30,2008
Outstanding accounts receivable	$910,802	$988,467
Less: allowance for doubtful debts	(400,232)	(544,176)
	$510,570	$444,291

     Changes to the allowance for doubtful debts were $0 and $335,030 for the three months ended June 30, 2009 and 2008, respectively.

5. Due from Factor

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. Effective October 27, 2008, the interest charge was increased to prime plus 2%. At March 31, 2008, the Company had cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expired on March 4, 2009, but was automatically renewed for one additional year.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of June 30, 2009, the amount of Due from Factor for which we bear the credit risk is $123,837.

     For the three months ended June 30, 2009 and 2008, the Company paid a total of approximately $97,066 and $30,338, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. For the nine months ended June 30, 2009, 2009 and 2008, the Company paid a total of approximately $218,816 and $35,267, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

     Due from factor, net of reserve for chargebacks and estimated sales returns as presented in the balance sheet at June 30, 2009 and September 30, 2008 is summarized below:

	June 30 , 2009	September 30, 2008
Outstanding factored receivables	$5,260,588	$3,126,405
Cash collateral reserve	302,249	303,426

	5,562,837	3,429,831

Less: advances	(3,008,894)	(1,689,387)
Reserves for chargeback and sales returns	(347,690)	(328,988)

	$2,206,253	$1,411,456

6. Inventory

     Inventory consists of the following at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Finished goods	$1,180,829	$1,006,116
Work-in-process	105,910	156,697
Raw materials	176,697	141,594
	$1,463,436	$1,304,407

7. Property and Equipment

     A summary of property and equipment at June 30, 2009 and September 30, 2008 is as follows:

	June 30, 2009	September 30, 2008
Machinery and equipment	$167,486	$167,486
Computer hardware and software	251,313	301,949
Furniture and fixtures	76,699	76,699
Leasehold improvements	149,583	149,583
	645,081	695,717
Less accumulated depreciation and amortization	(202,888)	(107,725)
	$442,193	$587,992

     Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 was $32,333 and $26,862, respectively. Depreciation and amortization expense for the nine months ended June 30, 2009 and 2008 was $95,163 and $62,686, respectively.

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

(b)

all intangible property, trademarks (or rights or claims therein), copyrights, artwork, designs, graphics, patterns, markers, blocks and designs which were formerly used in marketing apparel products under the “Scrapbook” , “Scrapbook Originals” and “Crafty Couture” labels;

(c)	all open and unshipped orders relating to Scrapbook and Crafty Couture apparel products, all customer lists, and information regarding customer requirements and specifications.

     The Company paid $1,200,000 as consideration for both the purchase of the purchased assets and the release of all claims or rights to the three trademarks, ‘Scrapbook’, “Scrapbook Originals” and ‘Crafty Couture’. The purchase price was allocated as follows:

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

     Effective May 21, 2009, the Company appointed Dru Narwani and Charles Shaker to our board of directors and to our audit committee. Dru Narwani has been a consultant to the Company and received 500,000 stock options as a consultant. See note 3 for transactions involving Dru Narwani. We have not been party to any other transaction with either of Dru Narwani or Charles Shaker, since the beginning of our last fiscal year, or any currently proposed transaction with either of Dru Narwani or Charles Shaker, in which we were or will be a participant and where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years. Charles Shaker is a representative of Providence Wealth Management Ltd., from whom we have borrowed $1,000,000 under the terms of a Convertible Loan Agreement dated for reference January 15, 2009.

Convertible Notes Payable

     On March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company, Sinecure Holdings, Inc. and Capella Investments, Inc. (changed to Peter Hough, an individual). The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The loan is secured by a lien on the assets of the Company, except for factored receivables.

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

     On April 9, 2009 the Company agreed to convert $375,000 plus accrued interest to April 30, 2009 into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months from issuance. The conversion was effective April 30, 2009 and the Company issued 4,025,000 shares of Common stock and 2,12,5000 warrants.

     The Loan was modified on June 15, 2009 to conform to a new financing and now bears interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. The note is now convertible into common shares at $.10 per share ( 3,7500,000 shares of stock) and when converted the company will issue warrants equal to one half of the shares converted or a maximum of 1,875,000 warrants exercisable at $.15 per share for a period of 24 months. These features gave rise to the assignment of value to the warrant and the beneficial conversion feature equal to $219,992 which is accounted for as discount on the note and a credit to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price , exercise price of the warrants, volatility of 210% and a risk free interest rate of 1.1% . The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

Convertible Revolving Loan Agreement Payable to Shareholder

     On January 15, 2009 the Company entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands Company (“Providence”), whereby Providence agreed to loan the Company the aggregate principal amount of $1,000,000 for general corporate purposes. The loan is issued as follows:

(i)	The first advance of $700,000 on the date of execution of the loan agreement;

(ii)

subject to the fulfillment of certain conditions, by advance of up to an additional US$300,000; and bearing interest at 9% per annum on the outstanding principal, and repayable on or before July 31, 2009.

     The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

     On June 12, 2008 the Company had entered into a revolving loan agreement dated effective March 3, 2008, with Sinecure Holdings Limited, a British Virgin Islands company, and Capella Investments Inc., a Nevada company, whereby Sinecure and Capella agreed to loan us the aggregate principal amount of US$750,000 for general corporate purposes, above. Also on June 12, 2008, we entered into a security agreement dated effective March 3, 2008, with Sinecure and Capella, whereby we agreed to create a security interest by way of priority security interest in our present and after-acquired personal property and such other collateral described in the Security Agreement in favor of Sinecure and Capella. On January 16, 2009 we entered into a pari passu agreement with Providence, Sinecure and Capella, whereby Panglobal, Providence, Sinecure and Capella agree that all security interests issued will have equal priority and that the creation, registration, filing and existence of the security interests will not constitute an event of default under either of the two security agreements.

     In connection with the Providence loan agreement, the Company entered into a security agreement dated to be effective back to March 3, 2008, with Providence, whereby the Company agreed to create a security interest by way of priority security interest in our present and after-acquired personal property and other collateral described in the security agreement in favor of Providence.

     The Providence loan may be converted at any time after the first advance and before the maturity date into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company had agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months from issuance. On April 9, 2009, Providence offered to convert $187,500 of the loan plus accrued interest to April 30, 2009 into common shares of the Company. The conversion was effective April 30, 2009 and the Company issued 2,120,000 shares of Common stock and 1,060,000 warrants.

     The terms of the Loan were modified on June 15, 2009 to conform to a new financing and now bears interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. In note is now convertible into common shares at $.10 per share (8,125,000 shares of stock ) and when converted the company will issue warrants equal to one half of the shares converted or a maximum of 4,062,000 warrants exercisable at $.15 per share for a period of 24 months. These features gave rise to the assignment of value to the warrant and the beneficial conversion feature equal to $570,986 which is accounted for as discount on the note and a credit to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price , exercise price of the warrants, volatility of 210% and an risk free interest rate of 1.1% . The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

Convertible Loan Agreement and Subscription Agreements

     On June 15, 2009, the Company entered into a convertible loan agreement, dated for reference April 9, 2009, with 15 new lenders, whereby the lenders agreed to loan the Company the aggregate principal amount of US$1,000,000 bearing interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. At the same time, the remaining outstanding balance of US$1,187,500 under loan agreements with Sinecure Holdings Limited, Peter Hough and Providence Wealth Management Ltd., (see above)

was conformed from the terms of those previous loan agreements to the same terms as the June 15, 2009 convertible loan agreement under the Pari Passu and Loan Modification Agreement described below.

Interest on all of the loans may be paid in cash or shares of our common stock, or any combination thereof, at our discretion. If interest is paid in shares, the conversion price will be US$0.15 in value of interest per share.

At any time on or before April 30, 2011, any of the lenders may give us written notice and convert all or a portion of the loan into units, consisting of one share of our common stock and one common share purchase warrant, at a price per unit of US$0.10 for a potential total of conversion 10,000,0000 shares. Each common share purchase warrant is exercisable into one share of our common stock at a price of US$0.15 per share for a period of 24 months. These features gave rise to the assignment of values to the warrant and the beneficial conversion feature equal to $567,755 which is accounted for as a discount on the note and a credit to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price , exercise price of the warrants, volatility of 210% and an risk free interest rate of 1.1% . The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

Pari Passu and Loan Modification Agreement

On June 15, 2009, the Company entered into a pari passu and loan modification agreement, dated for reference April 9, 2009, with Providence Wealth Management Ltd., Sinecure Holdings Limited, Peter Hough, an individual, and Chelsea Capital Corporation (representing the 15 new lenders described above), whereby it was agreed that:

(a) US$1,187,500, representing the aggregate balance of the outstanding loans to the company pursuant to: (i) the loan agreement dated effective March 4, 2008 with Sinecure Holdings Limited and Capella Investments Inc. (Capella Investments subsequently transferred all its interest under such loan agreement to Peter Hough), and (ii) the loan agreement dated January 16, 2009 with Providence Wealth Management Ltd., would be converted from the terms of the such previous loan agreements to the terms of the convertible loan agreement described above; and

(b) all security interests created pursuant to: (i) the security agreement dated for reference April 9, 2009 for the benefit of Chelsea Capital; (ii) the security agreement dated March 4, 2008 for the benefit of Sinecure Holdings and Peter Hough; and (iii) the security agreement dated January 16, 2009 for the benefit of Providence Wealth Management, will have equal priority and that the creation, registration, filing and existence of the security interests will not constitute an event of default under any of such security agreements.

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

10. Consulting Agreement for Sosik

     On August 20, 2007 the Company signed a consulting agreement with Lolly Factory, LLC and its sole shareholder (“Consultant”) to provide sales and merchandising consulting services for the Sosik apparel division through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid. In addition, under the consulting agreement the Consultant shall earn a 3.5%

(reduced to 2.6% in March 2009) commission on the Sosik division’s net sales. The Consultant also earned 100,000 of our common shares payable each month from September, 2007 to June, 2008, up to an aggregate of 1,000,000 common shares which shares were deemed to be earned and vested each month. The Company recorded sales commission expense of $174,564 for the three months ended June 30, 2009.

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

     The sales target for calendar 2008 was not met and the Company had not accrued an expense for issuing shares for meeting the sales target for 2008 and at June 30, 2009 has not accrued an expense for issuing shares for meeting the sales target for 2009. On August 19, the Company and Lolly Factory LLC agreed to terminate the consulting Agreement (see subsequent events).

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

12. Commitments and Contingencies

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the new head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. Total rent expense including sales showrooms for the three months ended June 30, 2009 and 2008 was $94,428 and $92,991, respectively. Total rent expense including sales showrooms for the nine months ended June 30, 2009 and 2008 was $185,549 and $143,334, respectively.

     The table below sets forth the Company’s lease obligations through 2013.

Year ending September 30,
2009	$85,953
2010	353,528
2011	222,609
2012	123,027
2013	10,278

$795,395

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

     The deferred tax benefit is composed of the following:

	June 30,2009	September 30, 2008
Deferred tax benefit: Federal	$4,913,000	$4,913,000
Deferred tax benefit: State	1,276,000	1,276,000
Total benefit of NOL carry forward	6,189,000	6,189,000
Valuation allowance	(6,189,000)	(6,189,000)
Total	$--	$--

     As of June 30, 2009 unused net operating losses equal to $13,379,000 are available for 17 years to offset future year’s federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

14. Subsequent Events

On July 31, 2009 Jacques Ninio resigned as a director of the Company.

On August 19, 2009 the Company and Lolly Factory LLC agreed to terminate the Consulting Agreement. As an inducement to for early termination, the Company agreed to:

a)

Compensate Lolly Factory LLC for 2009 commissions earned for the difference between the original 3.5% commission rate and the revised commission rate of 2.6% instituted this year. The company agreed to pay 50% of the difference, which amounts to $42,940 in Common shares of the Company at a valuation of $0.20 per share. The amount of $42,940 will be charged to expense in the period ending September 30, 2009 and the Company will issue 214,700 shares to Lolly Factory LLC.

b)

Compensate Lolly Factory LLC in Common shares of the company based upon the original sales targets set for 2008 and 2009. For the calendar year 2008, Lolly Factory LLC had approximately $12.5 million in net sales versus a target of $30.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 207,500 shares and will record an expense of $18,675 for the period ending September 30, 2009. For the calendar year 2009, the Company will calculate the net sales attributed to Lolly Factory LLC and pro rate the number of shares due based upon a target of $45.0 for the full year. Through June 30, 2009, Lolly Factory LLC has approximately $7.7 million in net sales and the Company will issue 85,000 shares and record an expense of $7,650 in the period ending September 30, 2009.

The date through which subsequent events have been evaluated is September 21, 2009, which is the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for quarter ended June 30, 2009 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

               Our divisions are aggregated into three major consumer market product groupings: Sosik, Scrapbook and Contemporary.

               The major consumer divisions are as follows:

SOSIK - Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik include products that will be sold under private labels and commenced in October, 2007 and shipments commenced in January 2008. Approximately 70% of our revenue for our fiscal year ended September 30, 2008 and 57% for the three months ended June 30, 2009 related to Sosik. Customers include Charlotte Russe, Forever 21, Wet Seal, Ross, J.C. Penney, and Burlington Coat Factory.

SCRAPBOOK - Scrapbook, Scrapbook Originals and Crafty Couture trademarks were acquired June 18, 2008. The Scrapbook labels are aimed at junior (teen and early 20’s) higher-end contemporary markets and are known for mix and match prints and comfortable knit fabrics. Scrapbook products can be found at better department stores and boutiques. Major customers include Nordstrom’s, Dillard’s, Macy’s, Anthropologie, Forever 21 and Hot Topic. The Crafty Couture label is lower priced and aimed at a younger market, early through late teens.

               The following four divisions have been consolidated into the Contemporary Group.

TEA AND HONEY - Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products commenced sales in June 2008. Retail customers include Macy’s, Anthropologie and boutiques. Competition includes Velvet, Ella Moss and A Common Thread.

HAVEN and PRIVATE LABEL - Based upon our branded products, we started offering Haven lower priced dresses with success and are beginning to be offered the opportunity by major department stores to design, merchandise and manufacture private label women’s apparel including dresses, skirts and knit and woven tops. Our Haven shipments commenced July, 2008 and include customers such as Nordsrom, Bloomingdales and Wet Seal..

HAUTEUR MYNK - Hauteur Mynk is a trademarked brand name selling premium denim jeans, skirts, dresses and shorts. Mynk had sales during the fiscal year, but is currently dormant and only accepts orders on current inventory. The Company decided that the premium denim market was saturated with brands and decided to place Hauteur Mynk on hold.

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

Consulting Agreement for Sosik Division

               On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder,, the Consultant, to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. Consulting fees totaling $452,125 were payable between September 2007 and June 2008 and have been fully paid at September 30, 2008. The Consultant also earned 100,000 of our common shares payable each month from September 2007 to June 2008, up to an aggregate of 1,000,000 common shares which shares were deemed to be earned and vested each month. In addition, under the consulting agreement, as amended, the Consultant would earn a 2.60% commission on the Sosik/Junior divisions net sales. We recorded sales commission expense of $174,564 for the three months ended June 30, 2009.

               We and the Consultant established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. Pursuant to the Consulting Agreement, the Consultant could have earned up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

(i)	500,000 shares upon meeting the sales target for calendar year 2008;

(ii)	500,000 shares upon meeting the sales target for calendar year 2009; and,

(iii)	500,000 shares upon meeting the sales target for calendar year 2010.

               The sales target for calendar year 2008 was not met, and, we did not accrue an expense for shares payable to the Consultant for that year. At June 30, 2009 we had not accrued an expense for shares payable for meeting the sales target for 2009.

               On August 19, 2009 the Company and Lolly Factory LLC agreed to terminate the Consulting Agreement. As an inducement for early termination, the Company agreed to

a)

Compensate Lolly Factory LLC for 2009 commissions earned for the difference between the original 3.5% commission rate and the revised commission rate of 2.6% instituted this year. The company agreed to pay 50% of the difference, which amounts to $42,940 in Common shares of the Company at a valuation of $0.20 per share. The amount of $42,940 will be charged to expense in the period ending September 30, 2009 and the Company will issue 214,700 shares to Lolly Factory LLC.

b)

Compensate Lolly Factory LLC in Common shares of the company based upon the original sales targets set for 2008 and 2009. For the calendar year 2008, Lolly Factory LLC had approximately $12.5 million in net sales versus a target of $30.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 207,500 shares and will record an expense of $18,675 for the period ending September 30, 2009. For the calendar year 2009, the Company will calculate the net sales attributed to Lolly Factory LLC and pro rate the number of shares due based upon a target of $45.0 for the full year. Through June 30, 2009, Lolly Factory LLC has approximately $7.7 million in net sales and the Company will issue 85,000 shares and record an expense of $7,650 in the period ending September 30, 2009.

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

Employees

               As of August 14, 2009, we have 48 full-time employees: three (3) are executive, nine (9) are design staff, fifteen (15) are production staff, ten (10) are sewing staff, three (3) are sales staff, five (5) are customer service and shipping staff and three (3) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Trademarks

               We own numerous trademarks for all of our brands including Sosik, Scrapbook, Scrapbook Originals, Crafty Couture, Tea and Honey, Haven, Nela and Hauteur Mynk and have applications pending for the balance of our branded apparel products.

Marketing

               We market our products directly through our sales staff as well as through showrooms which carry multiple lines of apparel products. In addition we attend industry trade shows.

Financial Condition, Liquidity and Capital Resources

Cash Flows

               The following is a summary of our cash flows for the periods set forth below:

	Nine Months Ended June 30
				Percent Increase/
	2009		2008	(Decrease)
Net Cash provided by/(used) in Operating		$
Activities	$(2,129,337)		(5,687,409)	(62.6%)

Net Cash used in Investing Activities	(3,363)		(1,557,193)	(99.78%)
Net Cash provided by/(used) in Financing
Activities	2,400,912		7,143,818	(66.4%)
Net Increase(decrease) in Cash	$268,212		$(100,784)	---

Assets

               At June 30, 2009, our total assets were $6,337,018 compared to our assets of $5,157,255 as at September 30, 2008. The increase of $1,179,763 results mainly from the increases in our inventory and in our due from factor.

               Our total current assets totaled $4,589,198 at June 30, 2009 and $3,257,508 at September 30, 2008. The increase in our current assets is primarily due to an increase in our inventory and in our due from factor. Our net sales increased to $20,214,494 for the nine months ended June 30, 2009 compared to sales of $8,405,346 for the nine months ended June 30, 2008.

Liabilities and Working Capital

               The following is a summary of our working capital at June 30, 2009, September 30, 2008 and the percent increase or decrease between those dates:

			Percentage
	June 30,	September	Increase
	2009	30, 2008	(Decrease)
Current Assets	$4,589,198	$3,257,508	40.9%
Current Liabilities	4,505,885	4,783,083	(5.8%)
Working Capital (Deficit)	$83,313	$(1,525,575)	---

               The increase in our working capital deficit by $83,313 is primarily due to a discount of $1,298,346 taken to the notes payable based upon a valuation of the beneficial conversion of the notes to Common stock of the Company at a price less than the market value of the stock on June 15, 2009 and the re-classification of the balance of the notes to long-term as the notes are now due in April, 2011..

Cash Requirements and Additional Funding

               Our estimated cash requirements for the next 12 months are as follows:

EXPENSE	COST
Design and development	$2,800,000
Selling and Shipping	$2,400,000
General and administrative (excludes non-cash compensation)	$1,800,000
TOTAL	$7,000,000

               As of June 30, 2009, we had $268,212 in cash. We estimate that we will require $7,000,000 to carry out our planned operations over the next 12 months. We expect that most of those expenses will be paid by the money we receive from our net sales. However, the current weakness of the U.S. and world economies could have harmful effects on our business. This year, we expect consumers to spend less money on clothing than they have spent in recent years. Competition for these limited expenditures will likely become more intense. If consumers spend less and do not choose to spend their limited funds on our clothes, we will earn less revenue and we will not be able to fund our future operations through revenues from sales.

               If we are unable to pay for our operations with our revenues, we will need to raise money by the sale of additional equity or debt securities or by borrowing money.

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

               There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products sales orders in excess $5.0 million for shipments through November 2009. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Debt

               On March 3, 2008, we entered into a Revolving Loan Agreement with two of our shareholders. The loan allows us to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The Loan was due to be repaid in full by November 30, 2008. At June 30, 2009, we had an outstanding balance of $750,000 on the loan which may be called or converted into shares at any time. On April 9, 2009 we agreed to convert $375,000 plus accrued interest to April 30, 2009 into our common stock at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and we authorized the issuance of 4,025,000 shares of Common stock and 2,12,5000 warrants.

               On January 16, 2009 we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan us the aggregate principal amount of US$1,000,000 for general corporate purposes. The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009. The loan may be converted at any time after the first advance and before the maturity date into our company’s shares of common stock at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. On April 9, 2009, the borrower converted $187,500 of the loan plus accrued interest to April 30, 2009 into our common shares.

               On June 15, 2009, the Company entered into a convertible loan agreement, dated for reference April 9, 2009, with 15 new lenders, whereby the lenders agreed to loan the Company the aggregate principal amount of US$1,000,000 bearing interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. At the same time, the remaining outstanding balance of US$1,187,500 under loan agreements with Sinecure Holdings Limited, Peter Hough and Providence Wealth Management Ltd., (see above) was conformed from the terms of those previous loan agreements to the same terms as the June 15. 2009 convertible loan agreement under the Pari Passu and Loan Modification Agreement described below.

The Nine Months Ended June 30, 2009 Compared to the Nine Months Ended June 30, 2008

Revenue

               Net sales for the nine months ended June 30, 2009 totaled $20,212,494 versus $8,405,346 for 2008. Sales of Sosik apparel totaled $10,830,000, sales of Scrapbook apparel totaled $6,745,000 and the remainder of the sales were Tea and Honey, and Haven dresses. During the year ended September 30, 2007, the only product sold was Hauteur Mynk Jeans, all of our other brands commenced shipping from January of 2008 onwards. Gross profit was $5,107,621 (25.3%) and 1,748,338 (20.8%) for the nine months ended June 30, 2009 and 2008, respectively. At this time, we have a backlog of sales orders in excess $4.5 million for shipments through November 2009. With the addition of Scrapbook, our sales mix is changing. Approximately 38% of these orders are for Sosik products including skirts and knit and woven tops, 34% are for Scrapbook apparel, and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Haven/Tea and Honey products are sold through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

               The major components of our operating expenses are outlined in the table below:

	Nine Months Ended June 30
			Percent Increase/
	2009	2008	Decrease
Design & Development	$2,214,211	$2,580,354	(14.2)%
Selling & Shipping	2,119,729	1,613,190	31.4%
General and Administrative	3,023,214	4,146,940	(27.1)%
Depreciation & Amortization	95,163	62,686	51.8%

Total Expenses	$7,452,316	$8,403,170	(11.3)%

               The decrease in our total expenses for the nine months ended June 30, 2009 was due to a reduction of $1,094,408 in non-cash stock compensation expense

               For the nine months ended June 30, 2009, our design and development expenses totaled $2,214,211, of which $1,133,000 was for design expenses and $1,081,000 was for production and development expenses. We paid total salaries of $1,470,000. Purchases of sample fabric and garments totaled $338,000. Contract labor and consulting totaled $184,000 and manufacturing and design supplies totaled $140,000. For the nine months ended June 30, 20008 we paid total salaries of $1,753,000. Purchases of sample fabric and garments totaled $521,000. Contract labor and consulting totaled $338,000 and manufacturing and design supplies totaled $69,000.

               For the nine months ended June 30, 2009, our selling and shipping expense totaled $2,119,729 compared to $1,613,190 for the nine months ended June 30, 20008 due to the increase in sales volume. During the nine months ended June 30, 2009, travel and trade show expenses totaled $218,000, sales showroom expense totaled $211,000, sales salaries totaled $392,000 and sales commissions totaled $681,000. Included in sales commission expenses for the nine months ended June 30, 2009 was $300,000 paid to Lolly Factory, Inc. Selling expenses for the nine months ended June 30, 2008 consisted of travel and trade show expenses totaling $134,000, sales showroom expense totaled $148,000, sales salaries totaled $367,000 and sales consulting totaled $368,175. Included in sales consulting expenses for the nine months ended June 30, 2008 was $360,675 paid to Lolly Factory, Inc. The Scrapbook division commenced operations in the month of June, 2008

               Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, and courier and postage costs.

               For the nine months ended June 30, 2009, our general and administrative expenses (including non-cash compensation costs of $784,003) totaled $3,023,214. Key components included salaries for executive, accounting and customer service totaling $496,000, payroll taxes of $184,000, professional (accounting and legal) fees of $340,000, postage and delivery of $127,000, insurance, including health, liability and directors & officer’s liability of $186,000 and rent of $105,000. Also in general and administrative expenses is factor fees of $241,000 and provision for doubtful debts of $89,000. Not included in general and administrative expenses is $95,163 in depreciation expense. For the nine months ended June 30,, 2008 general and administrative expenses totaled $4,146,940, of which $1,878,411 was non-cash compensation expenses. Key components included salaries of $513,000, payroll taxes of $229,000, postage and delivery of $182,000 insurance $120,000, rent of $96,600, bad debt expense of $335,000 and professional fees of $281,000.

               For the nine months ended June 30, 2009 interest expense amounted to $480,011. This is comprised of $218,818 of factor interest, $86,013 of interest on notes and $175,180 of non-cash interest based amortizing the discount on notes payable due to the beneficial conversion feature of the notes.

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenue

               Net sales for the three months ended June 30, 2009 totaled $8,585,235 versus $5,321,794 for 2008. Sales of Sosik apparel totaled $4,897,000, sales of Scrapbook apparel totaled $2,332,000 and the remainder of the sales were Tea and Honey, and Haven dresses. During the three months ended June 30, 2008 sales of Sosik apparel totaled $3,828,525, sales of Scrapbook apparel totaled $1,125,227 and the remainder of the sales were Nela and Tea and Honey dresses, private label and Hauteur Mynk denim jeans. Gross profit for the three months ended June 30, 2009 and 2008 amounted to $2,029,741 or23.6% and $1,053,153 or19.8%respectively. At this time, we have a backlog of sales orders in excess $4.5F million for shipments through November 2009. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas and Miami. Our Haven/Tea and Honey products are sold through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

               The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30
			Percent Increase/
	2009	2008	Decrease
Design & Development	$707,971	$784,967	(9.8)%
Selling & Shipping	781,854	708,711	10.3%
General and Administrative	1,109,118	1,890,168	(41.3)%
Depreciation & Amortization	32,333	26,862	20.4%

Total Expenses	$2,631,276	$3,410,708	(22.8)%

               The overall decrease of $779,000 for the three months ended June 30, 2009 was due to the decrease in non-cash compensation expenses by $428,000 and a $300,000 bad debt expense taken at June 30, 2008. Further, the Scrapbook division, only had expenses for the month of June 20008.

               For the three months ended June 30, 2009 design and development expenses totaled $707,971, of which $386,000 was for design expenses and $322,000 was for production and development expenses. Staffing in these departments has been reduced and duties re-assigned, such that staff work across divisional lines. Salaries totaled $415,000. Purchases of sample fabric and garments totaled $117,000. Contract labor and consulting totaled $100,000 and manufacturing and design supplies totaled $44,000. For the three months ended June 30 design and development expenses totaled $784,967. Salaries totaled $628,000. Purchases of sample fabric and garments totaled $49,000. Contract labor and consulting totaled $158,000 and manufacturing and design supplies totaled $20,000.

               For the three months ended June 30, 2009 selling and shipping expense totaled $781,854 compared to $708,711 for the three months ended June 30, 20008 due to the increase in sales volume. During the three months ended June 30, 2009, travel and trade show expenses totaled $56,000, sales showroom expense totaled $68,000, sales salaries totaled $96,000 and sales commissions totaled $362,000. Included in sales commission expenses for the three months ended June 30, 2009 was $175,000 paid to Lolly Factory, Inc. Selling expenses for the three months ended June 30, 2008 consisted of travel and trade show expenses totaling $27,000, sales showroom expense totaled $56,000, sales salaries totaled $150,000 and sales commissions totaled $176,000. Included in sales consulting expenses for the three months ended March 31, 2008 was $89,375 paid to Lolly Factory, Inc. Scrapbook was in operation for the month of June only.

               Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, and courier and postage costs.

               For the three months ended June 30, 2009 general and administrative expenses (including non-cash compensation costs of $382,972) totaled $1,109,118. Key components included salaries for executive, accounting and customer service totaling $165,000, payroll taxes of $49,000, professional (accounting and legal) fees of $75,000, postage and delivery of $47,000, insurance, including health, liability and directors & officer’s liability of $55,000 and rent of $35,000. Also included in general and administrative expenses are factor fees of $118,000 and consulting expenses of $55,000. Not included in general and administrative expenses is $32,333 in depreciation expense. For the three months ended June 30, 2008 general and administrative expenses totaled $1,890,168, of which $815,612 was non-cash compensation expenses. Key components included salaries of $200,000, payroll taxes of $83,000, postage and delivery of $63,000, insurances of $56,000, rent of $35,000 and professional fees of $120,000. Also included in general and administrative expenses was bad debt expense of $335,000.

               For the three months ended June 30, 2009 interest expense amounted to $309,434. This is comprised of $97,077 of factor interest, $37,187 of interest on notes and $175,180 of non-cash interest based amortizing the discount on notes payable due to the beneficial conversion feature of the notes.

Off Balance-Sheet Arrangements

               We Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 1.0% on the outstanding advances. Effective October 27, 2008, the interest charge was increased to prime plus 2%. At March 31, 2008, the Company had cash account in the amount of $400,000 with the factor to be used as collateral for the loans advanced. On May 5, 2008 the cash collateral was reduced to $300,000. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expired on March 4, 2009, but automatically renewed unless cancelled by either side.

               At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of June 30, 2009, the amount of Due from Factor for which we bear the credit risk is $123,837.

               For the three months ended June 30, 2009 and 2008, the Company paid a total of approximately $97,066 and $30,338, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. For the nine months ended June 30, 2009, 2009 and 2008, the Company paid a total of approximately $218,816 and $35,267, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income.

               Due from factor, net of reserve for chargebacks and estimated sales returns as presented in the balance sheet at June 30, 2009 and September 30, 2008 is summarized below:

	June 30 , 2009	September 30, 2008
Outstanding factored receivables	$5,260,588	$3,126,405
Cash collateral reserve	302,249	303,426

	5,562,837	3,429,831

Less: advances	(3,008,894)	(1,689,387)
Reserves for chargeback and sales returns	(347,690)	(328,988)

	$2,206,253	$1,411,456

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

               Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns and allowances for the three months ended June 30 totaled $795,541, approximately 9.2% of sales. We have accrued an additional $347,000 as of June 30, 2009 for estimated chargebacks and sales returns.

Accounts Receivable

               The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $400,232 at June 30, 2009. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Inventory

               Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At June 30, 2009, inventories consisted of finished goods, work-in-process and raw materials.

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

               In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on November 15, 2008 and are currently evaluating the potential impact on our consolidated financial statements when implemented.

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

               We currently files or have in the past filed income tax returns in Canada and the United States. We are subject to tax examinations by tax authorities for tax years ending in 2006 and subsequently.

               Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, we have not accrued interest or penalties related to uncertain tax positions.

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

               Management found the following deficiencies in our disclosure controls and procedures:

               There is not adequate division or segregation of duties in our accounting department that has three staff members, which includes the Chief Financial Officer.

Changes in Internal Control over Financial Reporting

               We have made the following changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

               To compensate for the inadequate segregation of duties, during the quarter, we instituted a system of sign-offs and checks and balances within the accounting department. More specifically, the Chief Financial Officer and Chief Executive Officer has a series of written sign-offs to ensure that a multiple members of management have reviewed and agreed to financial transactions before they are recorded. We recognize that there is still an inadequate division of duties and that we continue to have the weakness stated above.

               We intend to determine how to address our weaknesses in the future. At this time, we do not know when we will take further action to address out weaknesses, what measures we will take or how much it will cost.

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

               Elk Brands Manufacturing Company, Inc. was suing Mynk Corporation, our wholly-owned subsidiary, for an alleged payment owing of approximately $70,800, which amount was previously accrued and is included in Accounts Payable and Accrued Expenses. The claim has now been settled on February 2, 2009, with Mynk paying $40,000 to Elk Brands in four monthly payments of $10,000 each commencing February 28, 2009 and ending May 31, 2009.

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

               During the three months ended June 30, 2009 sales to three customers accounted for 22.0%, 19.7% and 12.4% of our net sales. The acceptance by consumers of our products and design is important to our success and competitive position, and the loss of one of these key customers would have a short-term adverse impact on our results from operations.

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

               Our inception date was February 3, 2006. We have a very short operating history upon which an evaluation of our future success or failure cannot be made. As of June 30, 2009, our accumulated losses since inception amount to $17,228,628. In its audit report dated January 8, 2009, our auditors stated that we have incurred a loss from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

               We will continue to incur expenses and may incur operating losses in the future. We cannot guarantee that we will be successful in becoming or remaining profitable in the future. Failure to become and remain profitable would cause us to go out of business.

Our management found the following deficiencies in our disclosure controls and procedures

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Convertible Loan Agreement and Subscription Agreements

               On June 15, 2009, the Company entered into a convertible loan agreement, dated for reference April 9, 2009, with 15 new lenders, whereby the lenders agreed to loan the Company the aggregate principal amount of US$1,000,000 bearing interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. At the same time, the remaining outstanding balance of US$1,187,500 under loan agreements with Sinecure Holdings Limited, Peter Hough and Providence Wealth Management Ltd., (see above) was conformed from the terms of those previous loan agreements to the same terms as the June 15. 2009 convertible loan agreement under the Pari Passu and Loan Modification Agreement described below.

               Interest on all of the loans may be paid in cash or shares of our common stock, or any combination thereof, at our discretion. If interest is paid in shares, the conversion price will be US$0.15 in value of interest per share.

               At any time on or before April 30, 2011, any of the lenders may give us written notice and convert all or a portion of the loan into units, consisting of one share of our common stock and one common share purchase warrant, at a price per unit of US$0.10. Each common share purchase warrant is exercisable into one share of our common stock at a price of US$0.15 per share for a period of 24 months.

Pari Passu and Loan Modification Agreement

               On June 15, 2009, the Company entered into a pari passu and loan modification agreement, dated for reference April 9, 2009, with Providence Wealth Management Ltd., Sinecure Holdings Limited, Peter Hough, an individual, and Chelsea Capital Corporation (representing the 15 new lenders described above), whereby it was agreed that:

(a) US$1,187,500, representing the aggregate balance of the outstanding loans to the company pursuant to: (i) the loan agreement dated effective March 4, 2008 with Sinecure Holdings Limited and Capella Investments Inc. (Capella Investments subsequently transferred all its interest under such loan agreement to Peter Hough), and (ii) the loan agreement dated January 16, 2009 with Providence Wealth Management Ltd., would be converted from the terms of the such previous loan agreements to the terms of the convertible loan agreement described above; and

(b) all security interests created pursuant to: (i) the security agreement dated for reference April 9, 2009 for the benefit of Chelsea Capital; (ii) the security agreement dated March 4, 2008 for the benefit of Sinecure Holdings and Peter Hough; and (iii) the security agreement dated January 16, 2009 for the benefit of Providence Wealth Management, will have equal priority and that the creation, registration, filing and existence of the security interests will not constitute an event of default under any of such security agreements.

Changes in Directors and Officers

               On May 21, 2009 we appointed Dru Narwani and Charles Shaker as Directors of the Company. On July 31, 2009, Jacques Ninio resigned as a Director of the Company.

               Subsequent events note regarding Changes in Directors and Officers: On August 20, 2009, we announced the resignation of Stephen Soller as our Chief Executive Officer and the appointment of Charles Lesser as Chief Executive Officer effective August 17, 2009. There were no disagreements between Mr. Soller and our company. Mr. Soller remains on our board of directors along with Dru Narwani and Charles Shaker. Charles Lesser is now our CEO and our CFO.

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

PANGLOBAL BRANDS INC.

By: /s/ Charles A. Lesser
Charles A. Lesser
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: September 21, 2009