Form 10-K
period 2009-09-30
Panglobal Brands Inc.
filed 2010-02-16
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-131531

PANGLOBAL BRANDS INC.
(Name of small business issuer in its charter)

Delaware	20-8531711
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Common Shares, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange
Act. Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

37,393,000 common shares @ $0.06 (1) = $2,243,000

(1) Represents the average bid and asked prices of our common stock on February 5,2010 as disclosed on Yahoo!
Finance.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date:

49,016,710 common shares issued and outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

            This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 8 of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

Business Strategy

            Our strategy is to build a series of apparel brands, consisting of mainly women’s apparel, and to build brand recognition by marketing our products to fashion conscious consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest and most fashionable clothing and accessories. We plan to update our product offerings continually to be seen as a trend setter in fashionable clothing and accessories. We also are targeting the junior market and design, have manufactured and sell junior denim, t-shirts, dresses and other apparel. Lastly, based upon our branded products, we expect to be offered the opportunity to manufacture private label women’s apparel including dresses, skirts and knit and woven tops.

            We operate all of our apparel businesses through our wholly-owned subsidiary, Mynk Corporation.

            Our brands are aggregated into three major consumer market product groupings: Sosik, Scrapbook and Contemporary.

            The major consumer product groups are as follows:

SOSIK - Sosik designs, merchandises and sells junior t-shirts, dresses, skirts and knit and woven tops and other apparel manufactured in Asia. Junior apparel includes clothing for girls ages 14-22 as well as products for children ages 6-14. Sales of Sosik include products that will be sold under private labels and commenced in October, 2007 and shipments commenced in January 2008. Approximately 52% of our revenue for our fiscal year ended September 30, 2009 related to Sosik. Customers include Charlotte Russe, Forever 21, Wet Seal, Ross, J.C. Penney, and Tilly’s.

SCRAPBOOK - Scrapbook, Scrapbook Originals and Crafty Couture trademarks were acquired June 18, 2008. The Scrapbook labels are aimed at junior (teen and early 20’s) higher-end contemporary markets and are known for mix and match prints and comfortable knit fabrics. Scrapbook products can be found at better department stores and boutiques. Major customers include Nordstrom’s, Dillard’s, Macy’s, Forever 21 and Hot Topic. The Crafty Couture label is lower priced and aimed at a younger market, specifically early through late teens.

            The following three product lines have been consolidated into the Contemporary Group.

TEA AND HONEY - Tea and Honey designs, merchandises and sells women’s mid-priced contemporary dresses. Tea and Honey is a more casual look for women ages 22-35 with a vintage feel easily convertible for wear by the working woman by day and for evening wear, as well. Tea and Honey products commenced sales in June 2008. We have decided to cease producing new styles of Tea and Honey effective January 1, 2010 and all sales subsequent to that date will relate to sales of existing products

HAVEN and PRIVATE LABEL - Based upon our branded products, we started offering Haven lower priced dresses with success and are beginning to be offered the opportunity by major department stores to design, merchandise and manufacture private label women’s apparel including dresses, skirts and knit and woven tops. Our Haven shipments commenced July, 2008 and include customers such as Nordstrom, Bloomingdales and Macy’s.

HAUTEUR MYNK - Hauteur Mynk is a trademarked brand name which sold selling premium denim jeans, skirts, dresses and shorts. Hauteur Mynk had sales during the prior fiscal year, but is currently dormant and current inventory has been depleted. . The Company decided that the premium denim market was saturated with brands and decided to place Hauteur Mynk on hold.

            In each of our product groups, we purchase finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. We have not experienced difficulty in obtaining finished goods or raw materials essential to our business in any of our apparel product groups.

            We outsource our warehousing and shipping functions to a third party warehousing company designed to ship apparel products for multiple companies.

            We maintain a company website at www.panglobalbrand.com where examples of our products can be seen.

Consulting Agreement for Sosik Product Group

            On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder, the Consultant, to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. We and the Consultant established sales targets totaling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. Pursuant to the Consulting Agreement, the Consultant could have earned up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

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

            On August 19, 2009 the Company and Lolly Factory LLC agreed to terminate the Consulting Agreement. As an inducement for early termination, the Company:

(a)

Compensated Lolly Factory LLC for 2009 commissions earned for the difference between the original 3.5% commission rate and the revised commission rate of 2.6% instituted this year. The company agreed to pay 50% of the difference, which amounts to $42,940 in Common shares of the Company at a valuation of $0.20 per share. The amount of $42,940 was charged to expense in the period ending September 30, 2009 and the Company will issue 214,700 shares to Lolly Factory LLC. As of September 30, 2009 the company has not issued Common shares to Lolly Factory, LLC.

(b)

Compensated Lolly Factory LLC in Common shares of the company based upon the original sales targets set for 2008 and 2009. For the calendar year 2008, Lolly Factory LLC had approximately $12.5 million in net sales versus a target of $30.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 207,500 shares and recorded an expense of $18,675 for the period ending September 30, 2009. For the calendar year 2009, the Company will calculate the net sales attributed to Lolly Factory LLC and pro rate the number of shares due based upon a target of $45.0 for the full year. Through September 30, 2009, Lolly Factory LLC has approximately $9.6 million in net sales and the Company will issue 107,000 shares and recorded an expense of $10,300 in the period ending September 30, 2009. As of September 30, 2009 the company has not issued Common shares to Lolly Factory, LLC.

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

Employees

            As of February 5, 2010, we have 48 full-time employees: two (2) are executive, nine (9) are design staff, fourteen (14) are production staff, thirteen (13) are sewing staff, three (3) are sales staff, four (4) are customer service and shipping staff and three (3) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Trademarks

            We own numerous trademarks for all of our brands including Sosik, Scrapbook, Scrapbook Originals, Crafty Couture, Crafty by Scrapbook Tea and Honey, Haven, Nela and have applications pending for the balance of our branded apparel products.

Marketing

            We market our products directly through our sales staff as well as through showrooms which carry multiple lines of apparel products. In addition we attend industry trade shows.

ITEM 1A. RISK FACTORS

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

     We do not have sufficient funds to ensure that we can continue our operations. If we do not obtain sufficient cash, we will go out of business and our shareholders will lose their entire investment in our company.

            We rely on proceeds from sales and loans or the sales of equity in our Company to acquire funds. There is no guarantee that we will be able to earn enough proceeds from sales or borrow enough money or sell enough shares of our company to continue to pay for our operations.

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

            If we cannot fund our planned operations from revenue, the sale of our equity securities or through incurring debt on acceptable terms, then we will likely have to scale down or cease our operations. If we scale down our operations, our share price would likely decrease and if we cease our operations, shareholders will lose their entire investment in our company.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our business. If these harmful effects cause us to scale down our operations, then our share price will likely decrease. If these harmful effects cause us to cease our operations, then our shareholders will likely lose their entire investment in our company.

            The recent weakening of economic conditions in the U.S. and around the world, including in the financial services and real estate industries, could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on clothing across the industry as a whole. Competition for these limited resources will likely become more intense. If consumers spend less and do not choose to spend their limited funds on our clothes, we will earn less revenue and we will not be able to fund our future operations through revenues from sales. If we have to cease our operations, then our shareholders will likely lose their entire investment in our company.

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

            During the year ended September 30, 2009 sales to four customers accounted for 16.6%, 14.6%, 9.7% and 7.0% of our net sales. The acceptance by consumers of our products and design is important to our success and competitive position, and the loss of one of these key customers would have a short-term adverse impact on our results from operations.

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

            As of September 30, 2009, our accumulated losses since inception amount to $19,378,987. In its audit report dated February 12, 2010, our auditors stated that we have incurred losses from operations and we have negative working capital, stockholders’ (deficit) equity and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

            We will continue to incur expenses and may incur operating losses in the future. We cannot guarantee that we will be successful in becoming or remaining profitable in the future. Failure to become and remain profitable would cause us to go out of business.

Our management found the following weaknesses in our disclosure controls and procedures, which could result in accidental or intentional misstatements. If any of these things happen, we and our investors may lose money.

            There is not adequate division or segregation of duties in our accounting department that has three staff members, which includes the Chief Financial Officer. Therefore our internal control over financial reporting may not prevent accidental or intentional misstatements. This could cause our financial reporting to be in error and to cause investors to make decisions based on incorrect information. It could also cause us extra expense in having the financial and disclosure documents redone and refilled. It also could allow someone in the company to embezzle or improperly use funds. If any of these things happen, then our company and our investors may lose money.

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

Our management beneficially own approximately 15% of the shares of common stock may be able to control matters requiring approval by our stockholders. The interests of management could conflict with those of other investors, which could cause investors to lose all or part of their investments in our company.

            As of September 30, 2009, our directors and officers as a group beneficially owned approximately 15% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs.

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

            Commencing November 1, 2007, we leased 2,609 square feet for 5 years as a sales showroom for our Nela/Mynk/Tea and Honey divisions at 250 West 39th Street, New York, New York. We closed this sales showroom in July, 2009.

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

            On September 19, 2008 Mynk Corporation, our wholly-owned subsidiary, sued Delia’s Inc., a customer in the Superior Court of the State of California, for goods shipped, but unpaid, in the amount of $604,081. On January 26, 2010 the Company and Delia’s agreed to a monetary settlement and signed a confidentiality agreement.

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

            Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol "PNGB". The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Shares trade on average 90,000 shares per day.

            The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
September 30, 2009	$0.16	$0.06
June 30, 2009	$0.22	$0.07
March 31, 2009	$0.18	$0.05
December 31, 2008	$0.33	$0.06
September 30, 2008	$0.66	$0.27
June 30, 2008	$1.30	$0.52
March 31, 2008	$0.90	$0.53
December 31, 2007	$1.09	$0.65

Transfer Agent

            Our transfer agent for our common stock is the Nevada Agency and Trust Company at 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626 Fax: 775-322-5623.

Holders of Common Stock

            As of February 10, 2010, we have 562 registered shareholders holding 49,016,710 shares of our common stock. We have no other classes of securities.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

            Please refer to our previous filings on our Quarterly Reports on Form 10-Q, or on our Current Reports on Form 8-K for information regarding all of our sales of our equity securities during the fiscal year that ended September 30, 2009.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended September 30, 2009 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

            The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report on Form 10-K.

            Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Financial Condition, Liquidity and Capital Resources

            At September 30, 2009, we had negative working capital of ($1,610,555).

            At September 30, 2009, our total assets were $3,736,988.

            At September 30, 2009, our total liabilities were $4,737,402.

Cash Flows

            The following is a summary of our cash flows for the periods set forth below:

	Year ended	Year ended
	September	September
	30, 2009	30,2008
Net Cash used in Operating Activities	$(2,159,336)	$(6,581,424)
Net Cash used in Investing Activities	(22,211)	(1,654,129)
Net Cash provided by in Financing Activities	2,198,479	7,065,339
Net Increase(decrease) in Cash	$16,932	$(1,170,214)

Assets

            Our current assets totaled $2,056,530 and $3,257,508 at September 30, 2009 and September 30, 2008, respectively. Total assets were $3,736,988 and $5,157,255 at September 30, 2009 and September 30, 2008, respectively. The decrease in current assets is primarily due to the decrease in inventory and management of factor collections resulting in a lower amount of funds due from the factor.

Liabilities and Working Capital

            The following is a summary of our working capital at September 30 2009 and September 30, 2008:

	September	September
	30, 2009	30, 2008
Current Assets	$2,056,530	$3,257,508
Current Liabilities	3,667,085	4,783,083
Working Capital (Deficit)	$(1,610,555)	$(1,525,575)

            Our current liabilities totaled $3,667,085 and $4,783,083 at September 30, 2009 and September 30, 2008, respectively. We had negative working capital of ($1,610,555) at September 30, 2009. Current assets decreased as inventory was decreased and due from factor decreased based on strong collections but we were unable to decrease current liabilities and loans were necessary to fund losses.

Cash Requirements and Additional Funding

            Our estimated cash requirements for the next 12 months are as follows:

Expense	Cost
Design and development	$2,400,000
Selling and Shipping	2,000,000
General and administrative (excludes non-cash compensation)	1,800,000
TOTAL	$6,200,000

            As of September 30, 2009, we had $16,932 in cash. As a result of our plans to reduce costs, we estimate that we will require $6,200,000 to carry out our planned operations over the next 12 months. We have been able to decrease our future operating expenses by consolidating staff positions, by terminating our agreement with Lolly Factory LLC, and by dropping the Haven and Tea and Honey product lines. In addition, we need to decrease our Accounts Payable by $1.0 million with our product vendors. We expect that most of those expenses will be paid by the money we receive from our net sales. However, the current weakness of the U.S. and world economies could have harmful effects on our business. This year, we expect consumers to spend less money on clothing than they have spent in recent years. Competition for these limited expenditures will likely become more intense. If consumers spend less and do not choose to spend their limited funds on our clothes, we will earn less revenue and we will not be able to fund our future operations through revenues from sales. Further, we have $3.6 million in accounts payable and accrued expenses, and vendors are beginning to shorten credit terms and demand paydown of accounts payable, which we may be unable to do without significant profitability or injection of new equity or debt capital.

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

            There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products sales orders in excess $7.5 million for shipments through June 2010. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Debt

            On March 3, 2008, we entered into a Revolving Loan Agreement with two of our shareholders. The loan allows us to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The Loan was due to be repaid in full by November 30, 2008. On April 9, 2009 we agreed to convert $375,000 plus accrued interest to April 30, 2009 into our common stock at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. The conversion is effective April 30, 2009 and we authorized the issuance of 4,025,000 shares of Common stock and 2,125,000 warrants.

            On January 16, 2009 we entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands company, whereby Providence agreed to loan us the aggregate principal amount of US$1,000,000 for general corporate purposes. The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009. The loan may be converted at any time after the first advance and before the maturity date into our company’s shares of common stock at a conversion price of $0.10 per share. In addition, we agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months. On April 9, the borrower converted $187,500 of the loan plus accrued interest to April 30, 2009 into our common shares.

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

            On November 24, 2009, we entered into a loan agreement with Providence Wealth Management Ltd., a company incorporated under the laws of the British Virgin Islands, whereby Providence agreed to loan our company the aggregate principal amount of US$290,000 bearing interest 9% per annum calculated and compounded monthly, payable in full 30 days after advance, unless sooner prepaid or accelerated upon. As of February 12, 2010, the loan has not been repaid.

            As security for the Loan, we entered into a Trade-Mark Assignment Agreement dated November 24, 2009, with Providence whereby we will assign to Providence all of our right, title and interest to the “Scrapbook” trademark as a secured charge behind Merchant Factors Inc.

            On January 29, 2010, we entered into a loan agreement with Charles Lesser, an officer of the Company, whereby Mr. Lesser agreed to loan our company the aggregate principal amount of US$260,000 bearing interest 9% per annum calculated and compounded monthly, payable in full 30 days after advance, unless sooner prepaid or accelerated upon.

            As security for the Loan, we entered into a Security Agreement January 29, 2010, with Charles Lesser whereby we granted a security interest in the trademarks “Crafty Couture” and “Crafty by Scrapbook” behind the interest of Merchant Factors Inc.

The Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

Revenue

            Net sales for the year ended September 30, 2009 totaled $24,746,841 versus $13,939,264 for 2008. Sales of Sosik apparel totaled $12,743,099, sales of Scrapbook apparel totaled $8,342,750 and the remainder of the sales were Tea and Honey, and Haven dresses. During the year ended September 30, 2008, sales of Sosik apparel totaled $9,345,000 and sales of Scrapbook totaled $3,041,000. Gross profit was $5,920,063 (23.9%) and 2,187,542 (15.7%) for the year ended September 30, 2009 and 2008, respectively. At this time, we have a backlog of sales orders in excess $7.5 million for shipments through June, 2010. With the addition of Scrapbook, our sales mix is changing. Approximately 29% of these orders are for Sosik products including skirts and knit and woven tops, 56% are for Scrapbook apparel, and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas, Atlanta and Miami. Our Haven/Tea and Honey products are sold through contract outside sales showrooms in Los Angeles earning sales commissions of 10-12%.

Expenses

            The major components of our operating expenses are outlined in the table below:

	Year ended	Year ended	Percent
	September 30,	September 30,	Increase/
	2009	2008	Decrease
Design & Development	$2,932,305	$3,698,948	(20.7)%
Selling & Shipping	2,734,206	2,473,374	10.6%
General and Administrative	4,304,678	5,448,317	(21.0)%
Depreciation & Amortization	128,174	95,589	33.6%
Total Expenses	$10,099,363	$11,716,228	(13.8)%

            The decrease in our total expenses for the year ended September 30, 2009 was due to a reduction of $1,1,84,465 in non-cash stock compensation expense and approximately $700,000 in design and development expenses.

            For the year ended September 30, 2009, our design and development expenses totaled $2,932,305, of which $1,446,000 was for design expenses and $1,486,000 was for production and development expenses. Major expense categories included salaries, samples, contract labor and supplies. We paid total salaries of $1,955,000. Purchases of sample fabric and garments totaled $603,000. Contract labor and consulting totaled $260,000 and manufacturing and design supplies totaled $162,000. For the year ended September 30, 2008 we paid total salaries of $2,475,000. Purchases of sample fabric and garments totaled $522,000. Contract labor and consulting totaled $338,000 and manufacturing and design supplies totaled $123,000.

            For the year ended September 30, 2009, our selling and shipping expense totaled $2,734,206 compared to $2,473,374 for the year ended September 30, 2008 due to the increase in sales volume. Major expense categories include travel and trade show expenses, showroom expenses, salaries and sales commissions. During the year ended September 30, 2009, travel and trade show expenses totaled $288,000, sales showroom expense totaled $261,000, sales salaries totaled $493,000 and sales commissions totaled $943,000. Included in sales commission expenses for the year ended September 30, 2009 was $367,132 paid to Lolly Factory, Inc. Selling expenses for the year ended September 30, 2008 consisted of travel and trade show expenses totaling $208,000, sales showroom expense totaled $218,000, sales salaries totaled $582,000 and sales consulting totaled $368,175. Included in sales consulting expenses for the nine months ended June 30, 2008 was $360,675 paid to Lolly Factory, Inc.

            Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, and courier and postage costs.

            For the year ended September 30, 2009, our general and administrative expenses (including non-cash compensation costs of $991,969) totaled $4,304,678. Key components included salaries for executive, accounting and customer service totaling $700,000, payroll taxes of $245,000, professional (accounting and legal) fees of $507,000 due to two lawsuits, postage and delivery of $170,000, insurance, including health, liability and directors & officer’s liability of $254,000 and rent of $143,000. Also in general and administrative expenses is factor fees of $312,000 and provision for doubtful accounts of $340,608. Not included in general and administrative expenses is $128,174 in depreciation expense. For the year ended September 30, 2008 general and administrative expenses totaled $5,448,317, of which $2,176,434 was non-cash compensation expenses. Key components included salaries of $718,000, payroll taxes of $306,000, postage and delivery of $237,000 insurance $228,000, rent of $131,000, bad debt expense of $544,000 and professional fees of $393,000.

            For the year ended September 30, 2009 interest expense amounted to $796,000. This is comprised of $304,000 of factor interest, $136,000 of interest on notes and $356,344 of non-cash interest amortizing the discount on notes payable due to the beneficial conversion feature of the notes.

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

            At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of September 30, 2009, the amount of Due from Factor for which we bear the credit risk is $76,976.

            For the year ended September 30, 2009 and 2008, the Company paid a total of approximately $304,443 and $73,515, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. Due from factor, net of reserve for chargebacks and estimated sales returns as presented in the balance sheet at September 30, 2009 and September 30, 2008 is summarized below:

	September 30,	September 30,
	2009	2008
Outstanding factored receivables	$2,451,702	$3,126,405
Cash collateral reserve	303,426	303,426
	2,755,128	3,429,831

Less: advances	(1,572,380)	(1,689,387)
Reserves for chargeback and sales returns	(315,000)	(328,988)

	$867,748	$1,411,456

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

Revenues

            Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns and allowances for the year ended September 30, 2009 totaled $2,424,539, approximately 10% of sales. We have accrued an additional $315,000 as of September 30, 2009 for estimated chargebacks and sales returns.

Stock-Based Compensation

            The cost of employee services received in exchange for equity awards are based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in our financial statements over the period of benefit, which is generally the vesting period of the awards.

            The Company accounts for stock option and warrant grants issued and vesting to non-employees based on the fair value of the stock compensation at the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Concentration of Credit Risks

            During the year ended September 30, 2009 sales to four customers accounted for 16.6%, 14.6%, 9.7% and 7.0% of the Company’s net sales. During the year ended September 30, 2009, purchases from one supplier totaled $7,788,000, or 41% of the cost of sales.

Accounts Receivable

            The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $650,000 at September 30, 2009. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Inventory

            Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for each category of inventory of our company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. At September 30, 2009, inventories consisted of finished goods, work-in-process and raw materials.

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

Convertible Notes Payable

            Three notes were modified on June 15, 2009 to conform to a new financing repayable on or before April 30, 2011. The notes are now convertible into common shares at $.10 per share and when converted the company will issue warrants equal to one half of the shares converted exercisable at $0.15 per share for a period of 24 months. These features gave rise to the assignment of value to the warrants and beneficial conversion feature, which is accounted for as discount on the notes and an increase to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price, exercise price of the warrants, volatility of 210% and a risk free interest rate of 1.1%. The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

Recent Accounting Pronouncements

            Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

            In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This Company will be required to adopt this pronouncement on October 1, 2009. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

            In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815. The Company will be required to adopt this pronouncement on October 1, 2009. The Company has not determined the extent that the adoption of this standard will have on its financial statements for the quarter ending December 31, 2009 and afterwards.

            In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance. This pronouncement will be effective for the Company for any business combinations that occur on or after October 1, 2009

            In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 825, Financial Instruments. This pronouncement amends previous topic guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The pronouncement was effective for interim reporting periods ending after June 15, 2009 and its adoption did not have any significant effect on the consolidated financial statements.

            In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company adopted ASC 805 and ASC 810 on January 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

            In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended September 30, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through February XX, 2010, which represents the date these financial statements are filed with the SEC.

            In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”). ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement will be effective for the Company on October 1, 2010. The Company does not expect the adoption of 810-10 to have a material impact on its results of operations, financial condition or cash flows.

            Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Panglobal Brands Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Panglobal Brands Inc. and Subsidiary as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panglobal Brands Inc. and Subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has been dependent on debt and equity financing, has incurred losses from operations and has negative working capital, a stockholders’ (deficit) and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 12, 2010

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

		September		September
		30,		30,
		2009		2008

ASSETS
Current assets:
Cash and cash equivalents		$16,932	$	---
Accounts receivable, net of allowance of $ 650,000 and $544,000 as of September 30, 2009 and 2008, respectively		221,661		444,291
Due from factor, net		867,748		1,411,456
Inventory		821,467		1,304,407
Prepaid expenses and other current assets		128,722		97,354
Total current assets		2,056,530		3,257,508

Property and equipment, net		428,030		587,992
Trademarks and intangible assets		1,177,235		1,177,235
Deposits		75,193		134,520
Total assets		$3,736,988		$5,157,255

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Bank overdraft	$	---		$171,521
Accounts payable and accrued expenses		3,667,085		3,861,562
Convertible note payable to shareholders		---		750,000
Total current liabilities		3,667,085		4,783,083

Convertible notes payable to shareholders-long term		1,070,317		---

Commitments and contingencies

Stockholders’ (deficit) equity :
Common stock $0.0001 par value, 600,000,000 shares authorized, 49,016,710 and 37,671,710 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively		4,903		3,767

Additional paid-in capital		18,373,670		14,741,439
Accumulated deficit		(19,378,987)		(14,371,034)
Total stockholders’ (deficit) equity		(1,000,414)		374,172
Total liabilities and stockholders’ (deficit) equity		$3,736,988		$5,157,255

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Net sales	$24,746,841	$13,939,264
Cost of sales	18,826,778	11,751,722
Gross profit	5,920,063	2,187,542

Costs and expenses:
Design and development	2,932,305	3,698,948
Selling and shipping	2,734,206	2,473,374
General and administrative, including $991,969 and $2,176,434 of stock-based compensation for the year ended September 30, 2009 and 2008, respectively;	4,304,678	5,448,317
Depreciation and amortization	128,174	95,589
Total costs and expenses	10,099,363	11,716,228

Loss from operations	(4,179,300)	(9,528,686)

Interest income	305	22,176
Interest (expense)	(796,019)	(106,417)
Loss on extinguishment of debt	(32,939)	---
	(828,653)	(84,241)

Net loss	$(5,007,953)	$(9,612,927)

Net loss per common share - basic and diluted	$(0.12)	$(0.31)
Weighted average number of common shares outstanding - basic and diluted	43,401,100	31,459,500

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance, October 1, 2007	26,731,771	$2,673	$6,363,418	$(4,758,107)	$1,607,984

Shares issued in private placement	10,871,759	1,087	6,152,731	---	6,153,818
Shares issued as loan fees	68,180	7	48,856	---	48,863
Stock-based compensation	---	---	2,176,434	---	2,176,434

Net loss for the year ended September 30, 2008				(9,612,927)	(9,612,927)
Balance, September 30, 2008	37,671,710	$3,767	$14,741,439	$(14,371,034)	$374,172

Shares issued in private placement	3,700,000	370	369,630	---	370,000
Conversion of shareholder loans	6,145,000	616	762,049	---	762,665
Conversion of Accounts Payable	1,500,000	150	149,850	---	150,000
Stock-based compensation	---	---	991,969	---	991,969
Discount on notes payable due to beneficial conversion and warrants	---	---	1,358,733	---	1,358,733

Net loss for the year ended September 30, 2009	---	---	---	(5,007,953)	(5,007,953)
Balance, September 30, 2009	49,016,710	$4,903	$18,373,670	$(19,378,987)	$(1,000,414)

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended		Year Ended
	September		September
	30,		30,
	2009		2008
Cash flows from operating activities
Net loss	$(5,007,953)		$(9,612,927)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	128,174		95,589
Bad debt expense	340,608		529,501
Provision for sales returns	(13,988)		328,988
Stock-based compensation	991,969		2,176,434
Amortization of beneficial conversion	241,550		---
Amortization of discount due to warrants	114,792		---
Loss on extinguishment of debt	32,939		---
Stock issued as loan fees	---		48,863
Loss on abandoned leasehold improvements	---		4,243
Cancellation of website development contract	53,999		---
Stock issued as interest expense	52,434		---
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(117,978)		(943,817)
Due from factor	557,696		(1,565,360)
Inventory	482,940		(994,707)
Prepaid expenses and other current assets	(31,368)		(46,350)
Deposits	59,327		(66,455)
Increase (decrease) in -
Accounts payable and accrued expenses	(44,477)		3,464,574
Net cash used in operating activities	(2,159,336)		(6,581,424)

Cash flows from investing activities
Purchase of property and equipment	(22,211)		(476,894)
Purchase of trademarks and intangible assets	---		(1,177,235)
Net cash used in investing activities	(22,211)		(1,654,129)

Cash flows from financing activities
Bank overdraft	(171,521)		171,521
Proceeds from private placements	370,000		6,153,818
Loan from related party-officer	--		400,000
Proceeds from shareholder notes	2,000,000		750,000
Repayment of related party loans	--		(410,000)
Net cash provided by financing activities	2,198,479		7,065,339

Net increase (decrease) in cash	16,932		(1,170,214)
Cash and cash equivalents at beginning of period	---		1,170,214
Cash and cash equivalents at end of period	$16,932	$	---

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Year		Year
		Ended		Ended
		September 30,		September 30,
		2009		2008

Supplemental disclosures of non-cash investing and financing activities:
Discount of notes payable due to beneficial conversion feature		$1,358,733		---
Non cash conversion of notes and interest to Common Stock		$762,665		---

Common stock issued as loan fees	$	---		$48,863
Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$439,457		$106,417

Income taxes	$	---	$	---

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

          The Company has one segment sells its apparel products through a network of wholesale accounts.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

          The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations and has negative working capital, a stockholders (deficit) equity at September 30, 2009, and has incurred negative cash flows from operating activities. In addition, the Company has been dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations and continue to raise capital through debt or equity financing, to which there is no guarantee. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          The Company has undertaken a number of specific steps to achieve profitable operations in the future. These actions include elimination of highly compensated individuals, streamlining operations, termination of the agreement with Lolly Factory LLC, reduction of personnel costs, deciding to eliminate the contemporary dress product group in 2010, concentrating on higher margin lines of business, better margin customers and reducing returns and allowances by examining allowances offered. In addition, management will continue to search for additional debt and equity financing.

Principles of Consolidation

          The accompanying consolidated financial statements include the financial statements of Panglobal Brands, Inc. and its wholly-owned subsidiary, Mynk Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include depreciation and the allowance for doubtful accounts and factor receivables, asset impairment, valuation of warrants and options, inventory valuation, and the determination of revenue and costs. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

          The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

          For certain financial instruments, including cash, accounts receivable, due from factor, accounts payable and accrued expenses, the Company estimates that the carrying amounts approximate fair value because of the nature of the assets and short- term maturities of the obligations. The carrying value of short-term and long-term convertible notes approximate fair value due to the short time period to maturity (long-term notes terms do not exceed five years.)

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

Accounts Receivable

          The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $650,000 and $544,000 at September 30, 2009 and September 30, 2008, respectively.

Concentration of Credit Risks

          During the year ended September 30, 2009 sales to four customers accounted for 16.6%, 14.6%, 9.7% and 7.0%of the Company’s net sales. During the year ended September 30, 2009, purchases from one supplier totaled $7,788,000, or 41% of the cost of sales. During the year ended September 30, 2008 three customers accounted for 22.0%, 19.7% and 12.4%, respectively.

Inventory

          Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At September 30, 2009 and 2008, inventories consisted of finished goods, work-in-process and raw materials.

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

Trademarks and Intangibles

          Trademarks and intangibles (including trademarks) with indefinite lives are not amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Impairment of Long-Lived Assets and Intangibles

          Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management has considered the net losses incurred for the years ended September30, 2009 and 2008 and has concluded that there is no impairment of long lived assets or intangibles at September 30, 2009 and 2008.

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

Advertising

          The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the years ended September 30, 2009 and 2008 amounted to $1,515 and $39,886, respectively.

Shipping and Handling Costs

          The Company records shipping and handling costs billed to customers in selling and shipping expenses. Shipping and handling costs incurred by the Company for inbound freight are recorded in cost of sales and costs for outbound freight are recorded in selling and shipping expenses. Total shipping and handling costs amounted to $186,874 and $147,725for the years ended September 30, 2009 and 2008, respectively.

Stock-Based Compensation

          The Company grants stock options to employees and stock options and warrants to non-employees in non-capital raising transactions for services and for financing costs. All grants are recorded at fair value at the grant date. The Company utilizes the Black-Scholes option pricing model to determine fair value. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Income Taxes

          The Company accounts for income taxes using an asset and liability approach whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company will provide a valuation allowance for the full amount of the deferred tax asset since there is no assurance of future taxable income.

          The Company recognizes a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

Loss per Common Share

          Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The related party loans continues to be convertible to common shares and are not repaid at September 30, 2009, but the conversion is anti-dilutive.

New Accounting Pronouncements

          Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

          In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This Company will be required to adopt this pronouncement on October 1, 2009. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

          In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception.

It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815. The Company will be required to adopt this pronouncement on October 1, 2009. The Company has not determined the extent that the adoption of this standard will have on its financial statements for the quarter ending December 31, 2009 and afterwards.

          In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance. This pronouncement will be effective for the Company for any business combinations that occur on or after October 1, 2009

          In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 825, Financial Instruments. This pronouncement amends previous topic guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The pronouncement was effective for interim reporting periods ending after June 15, 2009 and its adoption did not have any significant effect on the consolidated financial statements.

          In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company adopted ASC 805 and ASC 810 on January 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

          In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended September 30, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through February 12, 2010, which represents the date these financial statements are filed with the SEC.

          In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”). ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement will be effective for the Company on October 1, 2010. The Company does not expect the adoption of 810-10 to have a material impact on its results of operations, financial condition or cash flows.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

3. Private Placements

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

Stock Options

          On May 29, 2009, the Company granted to Gary Bub, an employee of the company, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years at $0.10 per share, vesting immediately. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $85,000 ($0.17 per share), and was charged to operations in the period ending June 30, 2009.

          The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.19; exercise price - $0.1075; expected life – 5.00 years; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

          On May 29, 2009, the Company granted to Dru Narwani, a consultant to the company, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of one year at $0.10 per share, vesting immediately. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.12 per share), and was being charged to operations during the period ended June 30, 2009. The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.19; exercise price - $0.10; expected life – 1.0 year; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

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

          On June 8, 2009, the Company granted to Kelly Fountain, an employee, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years at $0.18 per share, with 100,000 shares vesting monthly commencing June 8, 2009 through November 7, 2009. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000 ($0.15 per share), and is being charged to operations monthly from June through October, 2009. During the year ended September 30, 2009 the Company recorded a charge to operations of $60,000 with respect to this option.

          The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.18; exercise price - $0.18; expected life – 5.0 years; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

          A summary of stock option activity for the year ended September 30, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (Years)
Options outstanding at October 1, 2007	2,337,500	$0.333	4.48
Granted	2,860,000	0.750	4.80
Exercised	---	---	---
Cancelled	(312,500)	0.420	---
Options outstanding at October 1, 2008	4,160,000	$0.540	4.00
Granted	2,250,000	$0.143	1.66
Exercised	---	---	---
Cancelled	(735,000)	0.750	3.00
Options outstanding at September 30, 2009	5,675,000	$0.360	3.52
Options exercisable at September 30, 2009	4,146,334	$0.301	3.57

          The weighted-average grant-date fair value of options granted during the year ended September 30, 2009, and 2008 was $0.131 and $0.75, respectively.

          The aggregate intrinsic value of stock options outstanding at September 30, 2009 was $0.

Share Purchase Agreements

          On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. Compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On September 30, 2009, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.12 per share.. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

          On October 23, 2007, Charles Lesser, the Company’s Chief Financial Officer and Chief Executive Officer acquired the beneficial rights to 250,000 shares of common stock from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to a related Escrow Agreement, the shares are to vest and be released to Mr. Lesser according to the following schedule: 100,000 shares on June 30, 2008 and 75,000 shares on December 31, 2008 and June 30, 2009, provided that Mr. Lesser’s underlying employment status has not been terminated. The fair value of this transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $220,000 ($0.88 per share), reflecting the difference between the $0.0001 purchase price and the fair market value of $0.88 on October 23, 2007, and was being charged to operations ratably from November 1, 2007 through June 30, 2009. During the year ended September, 2009, the Company recorded a charge to operations of $99,000.

4. Accounts Receivable

          Accounts receivable are as follows:

	September 30,	September 30,
	2009	2008
Outstanding accounts receivable	$872,661	$988,291
Less: allowance for doubtful	(651,000)	(544,000)
accounts
	$221,661	$444,291

5. Due from Factor

          The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 2.0% on the outstanding advances. The Company maintains a cash collateral account in the amount of $303,426 with the factor to be used as collateral for the loans advanced. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2010.

          At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of September 30, 2009 and 2008, the amount of Due from Factor for which we bear the credit risk was $76,976 and $123,837.

          For the year ended September 30, 2009 and 2008, the Company paid a total of approximately $304,443 and $73,515, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. Due from factor, net of reserve for chargebacks and estimated sales returns is summarized below:

	September 30 ,	September 30,
	2009	2008
Outstanding factored receivables	$2,451,702	$3,126,405
Cash collateral reserve	303,426	303,426
	2,755,128	3,429,831

Less: advances	(1,572,380)	(1,689,387)
Reserves for chargebacks and sales returns	(315,000)	(328,988)
	$867,748	$1,411,456

6. Inventory

Inventory consists of the following:

	September 30, 2009	September 30, 2008
Finished goods	$631,478	$1,006,116
Work-in-process	81,281	156,697
Raw materials	108,708	141,594
	$821,467	$1,304,407

7. Property and Equipment

          A summary of property and equipment consists of the following:

	September 30,	September 30,
	2009	2008
Machinery and equipment	$172,025	$167,486
Computer hardware and software	257,727	301,949
Furniture and fixtures	82,189	76,699
Leasehold improvements	151,988	149,583
	663,929	695,717
Less accumulated depreciation and amortization	(235,899)	(107,725)
	$428,030	$587,992

          Depreciation and amortization expense for the year ended September 30, 2009 and 2008 was $128,174 and $95,589, respectively.

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

Charles Shaker is an owner of Providence Wealth Management Ltd., from whom we have borrowed $1,000,000 under the terms of a Convertible Loan Agreement dated for reference January 15, 2009 and is one of the 15 lenders of a convertible loan agreement dated June 15, 2009.

Convertible Notes Payable

          Effective March 3, 2008 the Company entered into a Revolving Loan Agreement with two of the shareholders of the Company, Sinecure Holdings, Inc. and Capella Investments, Inc. (changed to Peter Hough, an individual). The loan allows the Company to borrow and repay, on a revolving basis, up to an outstanding amount of $750,000. The outstanding principal balance of the Loan bears interest, payable monthly, at a rate of 8% per annum. The loan is secured by a lien on the assets of the Company, except for factored receivables.

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

          At any time after August 31, 2008, if there was an outstanding amount on the Loan, the lenders may convert, by written notice, either a portion or the total amount of the outstanding loan to common shares of the Company at a price per share equal to the lesser of:

(a)	the average closing bid for the five (5) trading days immediately preceding the first advance date of February 26, 2008; or,

(b)	the average closing bid price for the five (5) trading days immediately preceding the notice of intent to convert.

          On April 9, 2009 the Company agreed to convert $375,000 plus accrued interest to April 30, 2009 into common shares of the Company at a conversion price of $0.10 per share. In addition, the Company agreed to issue one warrant to purchase one Common share for every two shares to be issued at an exercise price of $0.25 per warrant exercisable for twelve months from issuance. The conversion was effective April 30, 2009 and the Company issued 4,025,000 shares of Common stock and 2,125,000 warrants.

          The Loan was modified on June 15, 2009 to conform to a new financing and now bears interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. The note is now convertible into common shares at $.10 per share ( 3,750,000 shares of stock) and when converted the company will issue warrants equal to one half of the shares converted or a maximum of 1,875,000 warrants exercisable at $0.15 per share for a period of 24 months. These features gave rise to the assignment of the beneficial conversion feature equal to $203,746 and the warrant amounting to $16,246 which is accounted for as discount on the note and a credit to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price, exercise price of the warrants, volatility of 210% and a risk free interest rate of 1.1%. The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

Convertible Revolving Loan Agreement Payable to Shareholder

          On January 15, 2009 the Company entered into a revolving loan agreement with Providence Wealth Management Ltd, a British Virgin Islands Company (“Providence”), whereby Providence agreed to loan the Company the aggregate principal amount of $1,000,000 for general corporate purposes. The loan is issued as follows:

(i)	The first advance of $700,000 on the date of execution of the loan agreement;
(ii)	subject to the fulfillment of certain conditions, by advance of up to an additional US$300,000; and,
(iii)	bearing interest at 9% per annum on the outstanding principal, and repayable on or before July 31, 2009.

          The first advance of $700,000 occurred on January 16, 2009 and a second advance of $300,000 occurred on January 27, 2009.

          On June 12, 2008 the Company had entered into a revolving loan agreement dated effective March 3, 2008, with Sinecure Holdings Limited, a British Virgin Islands company, and Capella Investments Inc., a Nevada company, whereby Sinecure and Capella agreed to loan us the aggregate principal amount of US$750,000 for general corporate purposes. Also on June 12, 2008, we entered into a security agreement dated effective March 3, 2008, with Sinecure and Capella, whereby we agreed to create a security interest by way of priority security interest in our present and after-acquired personal property and such other collateral described in the Security Agreement in favor of Sinecure and Capella. On January 16, 2009 we entered into a pari passu agreement with Providence, Sinecure and Capella, whereby Panglobal, Providence, Sinecure and Capella agree that all security interests issued will have equal priority and that the creation, registration, filing and existence of the security interests will not constitute an event of default under either of the two security agreements.

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

          The terms of the Loan were modified on June 15, 2009 to conform to a new financing and now bears interest at 9% per annum, compounded and payable bi-annually, on the outstanding principal, and repayable on or before April 30, 2011. The note is now convertible into common shares at $.10 per share (8,125,000 shares of stock) and when converted the company will issue warrants equal to one half of the shares converted or a maximum of 4,062,000 warrants exercisable at $.15 per share for a period of 24 months. These features gave rise to the assignment of value to the beneficial conversion feature equal to $535,493 and a warrant value of $35,493 which is accounted for as discount on the note and a credit to additional paid in capital. In addition, a loss on extinguishment of debt of $32,939 was credited to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price , exercise price of the warrants, volatility of 210% and an risk free interest rate of 1.1%. The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

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

          At any time on or before April 30, 2011, any of the lenders may give us written notice and convert all or a portion of the loan into units, consisting of one share of our common stock and one common share purchase warrant, at a price per unit of US$0.10 for a potential total of conversion 10,000,000 shares. Each common share purchase warrant is exercisable into one share of our common stock at a price of US$0.15 per share for a period of 24 months.

          These features gave rise to the assignment of values to the warrant and the beneficial conversion feature equal to $533,878 and a warrant value of $33,877 which is accounted for as a discount on the note and a credit to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price , exercise price of the warrants, volatility of 210% and an risk free interest rate of 1.1% . The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

          The three loans that were modified on June 15, 2009 are repayable on or before April 30, 2011. The notes are now convertible into common shares at $.10 per share and when converted the company will issue warrants equal to one half of the shares converted exercisable at $0.15 per share for a period of 24 months. These features gave rise to the assignment of value to the warrants and the beneficial conversion feature equal to $1,358,733 which is accounted for as discount on the notes and a credit to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price, exercise price of the warrants, volatility of 210% and a risk free interest rate of 1.1% . The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

The following schedule details the convertible notes payable, discount on notes due to the beneficial conversion discount and warrants, and amortization of the discount at September 30, 2009:

Convertible Notes	Sinecure/Capella	Providence Wealth January, 15, 2009	Providence Wealth June 15, 2009	Totals
Face Value of Notes	$375,000	$812,500	$ 1,000,000	$2,187,500
Discount on notes payable due to Beneficial Conversion discount and warrant	($219,992)	($570,986)	($567,755)	($1,358,733)
Amortization of Beneficial Conversion	$39,108	$101,507	$100,935	$241,550
Value per Balance Sheet	$194,116	$343,021	$533,180	$1,070,317

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

          The sales target for calendar 2008 was not met and the Company had not accrued an expense for issuing shares for meeting the sales target for 2008 and at June 30, 2009 had not accrued an expense for issuing shares for meeting the sales target for 2009. On August 19, 2009 the Company and Lolly Factory LLC agreed to terminate the Consulting Agreement. As an inducement to for early termination, the Company :

(a)

Compensated Lolly Factory LLC for 2009 commissions earned for the difference between the original 3.5% commission rate and the revised commission rate of 2.6% instituted this year. The company agreed to pay 50% of the difference, which amounts to $42,940 in Common shares of the Company at a valuation of $0.20 per share. The amount of $42,940 was charged to expense in the period ending September 30, 2009 and the Company will issue 214,700 shares to Lolly Factory LLC. As of September 30, 2009 the Company had not yet issued the Common shares to Lolly Factory LLC.

(b)

Compensated Lolly Factory LLC in Common shares of the company based upon the original sales targets set for 2008 and 2009. For the calendar year 2008, Lolly Factory LLC had approximately $12.5 million in net sales versus a target of $30.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 207,500 shares and recorded an expense of $18,675 for the period ending September 30, 2009. For the calendar year 2009, the Company will calculate the net sales attributed to Lolly Factory LLC and pro rate the number of shares due based upon a target of $45.0 for the full year. Through September 30, 2009, Lolly Factory LLC has approximately $9.6 million in net sales and the Company will issue 107,000 shares and recorded an expense of $10,300 in the period ending September 30, 2009. As of September 30, 2009 the Company had not yet issued the Common shares to Lolly Factory LLC.

11. Commitments and Contingencies

          The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on February 15, 2008. . Total rent expense including sales showrooms for the year ended September 30, 2009 and 2008 was $355,069 and $320,040, respectively.

          The table below sets forth the Company’s lease obligations through 2012.

Year ending	Lease
September 30,	Obligation
2010	$274,473
2011	126,859
2012	24,396

$425,728

          The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

12. Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification (ASC) 740 as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The deferred tax benefit resulting primarily from net operating losses is composed of the following:

		September 30, 2009		September 30, 2008
Deferred tax benefit: Federal		$6,434,000		$4,913,000
Deferred tax benefit: State		1,673,000		1,276,000
Total benefit of NOL carry forward		8,107,000		6,189,000
Valuation allowance		(8,107,000)		(6,189,000)
Total	$	---	$	---

          As of September 30, 2009 unused net operating losses equal to $18,587,000 are available for 16 years to offset future year’s federal and state taxable income. ASC 740 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

          The difference between the (benefit) provision for income taxes and the expected income tax (benefit) provision determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss for the years ended September 30, 2009 and 2008 are as follows:

	2009		2008
Federal statutory rate	(34.0%	)	(34.0%	)
State taxes net of Federal benefit	(6.0%	)	(6.0%	)
Valuation allowance	40.0%		40.0%
	0%		0%

          The Company is required to file Federal and California income tax returns. All periods subsequent to September 30, 2008 are subject to examination by the taxing authorities. The company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FASB ASC Topic 740 Income Taxes. In addition, the company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months. The company’s policy for recording interest and penalties, if any, associated with tax authority audits, is to record such items as a component of income taxes.

13. Subsequent events

          Based upon insufficient sales, the Company has decided to cease producing two of its contemporary product lines. Tea and Honey dresses will cease production January 1, 2010 and Haven dresses will cease production by June 30, 2010. Carrying amounts of assets relating to these product lines as of September 30, 2009 are as follows:

	Haven	Tea and Honey

Accounts receivable, net	$13,156	$18,267
Due from factor, net	$44,010	$34,036
Inventory	$111,022	$54,096

          On November 24, 2009, we entered into a loan agreement with Providence Wealth Management Ltd., a company incorporated under the laws of the British Virgin Islands, whereby Providence agreed to loan our company the aggregate principal amount of US$290,000 bearing interest 9% per annum calculated and compounded monthly, payable in full 30 days after advance, unless sooner prepaid or accelerated upon. As of February 12, 2010, the loan has not been repaid.

          As security for the Loan, we entered into a Trade-Mark Assignment Agreement dated November 24, 2009, with Providence whereby we will assign to Providence all of our right, title and interest to the “Scrapbook” trademark as a secured charge behind Merchant Factors Inc.

          On January 17, 2010 Stephen Soller and Dru Narwani resigned as directors of the Company.

          On September 19, 2008 Mynk Corporation, our wholly-owned subsidiary, sued Delia’s Inc., a customer in the Superior Court of the State of California, for goods shipped, but unpaid, in the amount of $604,081. On January 26, 2010 the Company and Delia’s agreed to a monetary settlement which has been accounted for in accounts receivable and signed a confidentiality agreement.

          On January 29, 2010, we entered into a loan agreement with Charles Lesser, an officer of the Company, whereby Mr. Lesser agreed to loan our company the aggregate principal amount of US$260,000 bearing interest 9% per annum calculated and compounded monthly, payable in full 30 days after advance, unless sooner prepaid or accelerated upon.

          As security for the Loan, we entered into a Security Agreement January 29, 2010, with Charles Lesser whereby we granted a security interest in the trademarks “Crafty Couture” and “Crafty by Scrapbook” behinds the interest of Merchant Factors Inc.

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

Certificates.

            Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-K.

ITEM 8B. OTHER INFORMATION

            None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

            As at February 12, 2010, we have one director. His name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Charles Shaker	Director	30	May 21, 2009

Executive Officers

            As at February 12, 2010, we have one Executive Office. His name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Charles A. Lesser	Chief Financial Officer, Chief Executive Officer	63	October 22, 2007

Significant Employee

            As at February 12, 2010, we have a Significant Employee whose name, age and date of employment are set out below:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kelly Fountain	President, Scrapbook/Sosik	50	June 8, 2009

Business Experience

            The following is a brief account of the education and business experience for at least the past five years of our director and our executive officer, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Charles A. Lesser, Chief Financial Officer

            Charles Lesser was the Chief Financial Officer of True Religion Apparel, Inc. (Nasdaq:TRLG) and its wholly-owned subsidiary, Guru Denim Inc. from 2003 to March, 2007 and as a consultant to True Religion Apparel, Inc. to September, 2007. Prior to that, Mr. Lesser was Acting President and a Director of Alpha Virtual Inc., a software development company listed on the OTCBB and from 1997 until 2002, Mr. Lesser was Chief Financial Officer and a Director of CBCom, Inc., an internet service provider listed on the OTCBB. Mr. Lesser holds a B.A. degree from the University of Pittsburgh and an M.B.A. from the University of the Witwatersrand. Mr Lesser was appointed Chief Executive Officer (and remains Chief Financial Officer) on August 17, 2009.

Charles Shaker, Director

            Mr. Shaker is a financial advisor and private wealth manager, focused on ultra-high net worth individuals. Since 2004, Mr. Shaker has been the President and founder of Providence Wealth Corporation, which is both a shareholder and noteholder of the Company. Mr. Shaker graduated from the Canadian Institute of financial Planning in 2000. Mr. Shaker has no previous experience as a director or officer of a public company.

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

Compliance with Section 16(a) of the Exchange Act

            Section 16(a) of the Securities Exchange Act requires our executive officer and director, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stephen Soller Charles A. Lesser Charles Shaker Dru Narwani	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil

Code of Ethics

            We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. There is no reason why we have not adopted such a code of ethics and we intend to do so during the year to end September 30, 2010.

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

Audit Committee and Audit Committee Financial Expert

            We do not have a standing audit committee at the present time, however during the previous fiscal year we did have audit committee meetings. Our board of directors has determined that we only have one member at this time and do not have a board member that qualifies as “audit committee financial expert” as defined in SEC Release No. 33-8 177 SEC. II(A)(4)(c).

            We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee at this time because management believes that the functions of an audit committee can be adequately performed by the board of directors.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

            The following table summarizes the compensation of our executive officers, directors and the President of two of our product lines during the last fiscal year ended September 30, 2009. No other officers or directors received annual compensation in excess of $100,000 during the fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Soller, Chief Executive Officer(1)	2009	182,307	Nil	Nil	Nil	Nil	Nil	Nil	182,307
Charles A. Lesser, Chief Financial Officer (2)	2009	85,954	Nil	Nil	Nil	Nil	Nil	Nil	85,954
Kelly Fountain(3) President of Scrapbook and Sosik product lines	2009	5,287	Nil	Nil	90,000	Nil	Nil	Nil	145,287
Charles Shaker(4) Director	2009	$20,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Stephen Soller was appointed as our Chief Executive Officer, Secretary and a director on February 12, 2007. Stephen Soller ceased to be the Chief Executive Officer on August 17, 2009 and remained on the Board of Directors until January 18, 2010. Mr. Soller received a base salary of $225,000. The Company has not achieved profitability and no bonus or other compensation has been paid. No equity compensation was granted during 2009.

(2)

Charles A. Lesser was appointed as our Chief Financial Officer on October 22, 2007 and additionally as Chief Executive Officer on August 17, 2009. Mr. Lesser was originally compensated in line with similar early stage public entities. During FY 2009 Mr. Lesser only worked part-time while the Company sought to re-define its business objectives. In August, 2009 Mr. Lesser attained the additional title of Chief Executive Officer, works full- time, and earns a salary of $200,000 in line with other senior executives at the Company. No bonuses were paid and no additional equity compensation was offered at this time as the Company reorganizes its business.

(3)

Kelly Fountain was appointed President of Scrapbook and Sosik product lines on June 8, 2009.Ms. Fountain earns $200,000 annual salary in line with other senior executives in the Company. Ms. Fountain receives additional compensation in the form of 1% commission for all Sosik sales and Scrapbook sales in excess of $5.0 million for sales booked and shipped under her management. Ms. Fountain has line authority for sales and merchandising for the Sosik and scrapbook product lines. She received 500,000 share options at the then FMV in line with other senior executives.

(4)

Charles Shaker was appointed as a director on May 21, 2009. Initially, Mr. Shaker received $5,000 per month from June-October, 2009 for extensive Board services as the Company reorganized its management. The board decided to subsequently forego compensation due to the financial condition of the company. Mr Shaker received stock options of 375,000 for Board service in line with other outside directors for service through December, 2009. There are no further equity grants planned.

Outstanding Equity Awards at Fiscal Year-End

            The following table sets out each grant of an award made to a named executive officer in the last fiscal year ended September 30, 2009 under any plan, including awards that subsequently have been transferred:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Soller, Chief Executive Officer(1)	1,500,000	300,000	Nil	$0.30	February 12, 2014	N/A	N/A	N/A	N/A
Charles A. Lesser, Chief Financial Officer (2)	573,000	567,000	0	$0.75	October 22, 2012	N/A	N/A	N/A	N/A
Kelly Fountain(3) President of Scrapbook and Sosik product lines	400,000	100,000	0	$0.18	June 8, 2014	N/A	N/A	N/A	N/A

(1)

Stephen Soller was appointed as our Chief Executive Officer, Secretary and a director on February 12, 2007. Stephen Soller ceased to be the Chief Executive Officer on August 17, 2009 and remained on the Board of Directors until January 18, 2010

(2)	Charles A. Lesser was appointed as our Chief Financial Officer on October 22, 2007 and additionally as Chief Executive Officer on August 17, 2009.

(3)	Kelly Fountain was appointed President of Scrapbook and Sosik product lines on June 8, 2009.

Director Compensation

Employment/Consulting Agreements

            We have not entered into any employment agreement or consulting agreements with our directors and executive officers at this time. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors. Directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Director Compensation

            We reimburse our directors for expenses incurred in connection with attending board meetings. We paid Dru Narwani and Charles Shaker $20,000 each for the period from May 21, 2009-September 30, 2009. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended September 30, 2008.

            We have no formal plan for compensating our directors for their service in their capacity as directors past October 31, 2009, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Security ownership of Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
Charles A. Lesser(2) Chief Executive and Financial Officer, 911 Linda Flora Drive Los Angeles, CA 90049	Common Stock	1,349,000 Direct(3)	2.7%
Charles Shaker(3) Director 1, India Quay road London England	Common Stock	4,273,000 Direct and Indirect	8.7%
Directors and Officers (as a group)	Common Stock	5,622,000	11.5%

(1)	Based upon 49, 016,710 issued and outstanding shares of common stock as of March 31, 2010.

(2)

Charles Lesser holds 650,000 shares of common stock. Mr. Lesser has the right to exercise 429,000 Incentive stock options at an exercise price of $0.75 per share by March 31, 2010. In addition, Mr. Lesser has the right to exercise 270,000 shares of non-qualified stock options at an exercise price of $0.75 by March 31, 2010.

(3)	Charles Shaker holds 375,000 options at $0.15 that may be exercised within 60 days in his own name and is President of Providence Wealth Management, which holds 3,898,000 shares.

Security ownership of certain beneficial owners

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1) (2)
Peter Hough 5226 Connaught Drive Vancouver, BC Canada	Common Stock	5,114,090 Direct and Indirect	10.4%

(1)

A beneficial owner of a security is any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 12, 2010.

(2)	Based upon 49,016,710 issued and outstanding shares of common stock as of February 12, 2010.

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

            The following table summarizes certain information regarding our equity compensation plan as at September 30, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	not applicable	not applicable	not applicable
Equity compensation plans not approved by security holders	5,675,000	$0.360	Nil
Total	5,675,000	$0.360	Nil

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

Board meetings and committees; annual meeting attendance

            The board of directors of our company held three formal meetings during the year ended September 30, 2009. In addition, proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

            Our audit committee currently does not have a member who is an “audit committee financial expert" as defined in SEC Release No. 33-8 177 SEC. II(A)(4)(c) and who is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

            For the year ended September 30, 2009, there were three meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Director Independence

            Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

            We have three (1) directors: Charles Shaker. Charles Shaker is considered to be an independent director.

ITEM 13. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.3	Articles of Incorporation of Mynk Corp. (attached as an exhibit to our Form SB- 2 filed February 3, 2006).
3.4	Bylaws of Mynk Corp. (attached as an exhibit to our Form SB-2 filed February 3, 2006).
3.5	Certificate of Amendment (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
3.6	Certificate of Ownership (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
(10)	Material Contracts
10.1	PayPal User Agreement (attached as an exhibit to our Form SB-2 filed February 3, 2006).
10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (attached as an exhibit to our Current Report on Form 8-K filed on December 13, 2006).
10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (attached as an exhibit to our Form 8-K filed September 27, 2006).
10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.6	Lease Agreement with YMI Jeanswear (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.7	Lease Agreement with Jamison California Market Center, L.P. (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.8	Lease Agreement with Steven Goldstein (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.9	Lease Agreement with TR 39th St. Land Corp. (attached as an exhibit to our Annual Report on Form 10- KSB filed on January 15, 2008)
(31)	Section 302 Certifications

Exhibit Number	Description
31.1*	Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002.

* filed hereto

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2008 and September 30, 2007:

Fees		2009		2008
Grobstein Horwath &
Company LLP
Audit fees	$	---		$45,000
Audit Related Fees	$	---	$	---
Tax fees	$	---	$	---
All other fees	$	---	$	---
Crowe Horwath LLP
Audit fees		$120,000		$85,000
Audit Related Fees	$	---	$	---
Tax fees	$	---	$	---
All other fees	$	---	$	---
Total Fees		$120,000		$130,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Crowe Horwath LLP for the fiscal year ended September 30, 2009 and 2008 Tax Fees. Neither Crowe Horwath LLP nor Grobstein Horwath & Company LLP provided us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

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

Panglobal Brands Inc.

By:
/s/ Charles Lesser
Charles Lesser
Chief Executive Officer and Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Charles Lesser
Charles Lesser
Chief Executive Officer and Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: February 12, 2010

By:
/s/ Charles Shaker
Charles Shaker
Director
Dated: February 12, 2010