Form 10-Q
period 2009-12-31
Panglobal Brands Inc.
filed 2010-02-24
CIK 1349532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes [ ] No [X]

As of February 18, 2010 the Company had 49,016,710 shares of common stock issued and outstanding.

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

Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 39 of this quarterly report.

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

ITEM 1. FINANCIAL STATEMENTS

Panglobal Brands Inc.
December 31, 2009

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December	September
	31,	30,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$8,082	$16,932
Accounts receivable, net of allowance of $650,000 as of December 31, 2009 and September 30, 2009	213,905	221,661
Due from factor, net	775,556	867,748
Inventory	678,555	821,467
Prepaid expenses and other current assets	202,223	128,722
Total current assets	1,878,321	2,056,530

Property and equipment, net	394,697	428,030
Trademarks, net	1,128,185	1,177,235
Deposits	69,013	75,193
Total assets	$3,470,216	$3,736,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,870,440	$3,667,085
Note payable to shareholder	290,000	---
Total current liabilities	4,160,440	3,667,085

Convertible notes payable to shareholders-long term	1,251,480	1,070,317

Commitments and contingencies

Stockholders’ deficit :
Common stock $0.0001 par value, 600,000,000 shares authorized, 49,016,710 and 49,016,710 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	4,903	4,903

Additional paid-in capital	18,505,799	18,373,670
Accumulated deficit	(20,452,406)	(19,378,987)
Total stockholders’ deficit	(1,941,704)	(1,000,414)
Total liabilities and stockholders’ deficit	$3,470,216	$3,736,988

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Net sales	$3,529,821 $	6,452,464
Cost of sales	2,306,555	4,936,651
Gross profit	1,223,266	1,515,813

Costs and expenses:
Design and development	644,143	818,284
Selling and shipping	461,653	769,765
General and administrative, including $132,129 and $196,535 of stock-based compensation for the year ended December 31, 2009 and 2008, respectively;	825,041	871,484
Depreciation and amortization	82,590	30,498
Total costs and expenses	2,013,427	2,490,031
Net Loss from operations	(790,161)	(974,218)
Interest income	22	3
Interest expense	(283,280)	(74,770)
	(283,258)	(74,767)

Net loss	$(1,073,419)	$(1,048,985)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	49,016,710	37,671710

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, October 1, 2008	37,671,710	$3,767	$14,741,439	$(14,371,034)	$374,172
Shares issued in private placement	3,700,000	370	369,630	---	370,000
Conversion of shareholder loans	6,145,000	616	762,049	---	762,665
Conversion of Accounts Payable	1,500,000	150	149,850	---	150,000
Stock-based compensation	---	---	991,969	---	991,969
Discount on notes payable due to beneficial conversion and warrants	---	---	1,358,733	---	1,358,733
Net loss for the year ended September 30, 2009	---	---	---	(5,007,953)	(5,007,953)
Balance, September 30, 2009	49,016,710	$4,903	$18,373,670	$(19,378,987)	$(1,000,414)
Stock-based compensation	---	---	132,129	---	132,219
Net loss for the three months ended December 31, 2009	---	---	---	(1,073,419)	(1,073,419)
Balance, December 31, 2009	49,016,710	$4,903	$18,505,799	$(20,452,406)	$(1,941,704)

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2009		2008
Cash flows from operating activities
Net loss	$(1,073,419)		$(1,048,985)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	33,540		30,498
Amortization of trademark	49,050		---
Bad debt expense (recovery)	---		(1,592)
Provision for sales returns	(65,000)		179,104
Stock-based compensation	132,129		196,535
Amortization of beneficial conversion	181,163		---
Cancellation of website development contract	---		53,999
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	7,756		(36,261)
Due from factor	157,192		(31,762)
Inventory	142,912		118,984
Prepaid expenses and other current assets	(73,501)		(13,304)
Deposits	6,180		6128
Increase (decrease) in -
Accounts payable and accrued expenses	203,148		655,210
Net cash (used in) provided by operating activities	(298,850)		108,554

Cash flows from financing activities
Increase in bank overdraft	---		62,967
Proceeds from shareholder notes	290,000		---
Net cash provided by financing activities	290,000		62,967

Net increase (decrease) in cash	(8,850)		171,521
Cash and cash equivalents at beginning of period	16,932		(171,521)
Cash and cash equivalents at end of period	$8,082	$	---

The accompanying notes are an integral part of the consolidated financial statements.

PANGLOBAL BRANDS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Three		Three
		Months		Months
		Ended		Ended
		December 31,		December 31,
		2009		2008

Supplemental disclosures of non-cash investing and financing activities:
Discount of notes payable due to beneficial conversion feature		$181,163	$	---

Supplemental disclosures of cash flow information:
Cash paid for -
Interest		$53,377		$74,770

Income taxes	$	---	$	---

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

     The Company has one segment and sells its apparel products through a network of wholesale accounts.

Interim Financial Information

     The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments (including normal recurring adjustments), necessary to present fairly the financial position at December 31, 2009, the results of operations for the three months ended December 31, 2009 and the cash flows for the three months ended December 31, 2009.

     Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2010.

2. Business Operations and Summary of Significant Accounting Policies

Going Concern and Plan of Operations

     The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations and has negative working capital, a stockholders deficit at December 31, 2009, and has incurred negative cash flows from operating activities. In addition, the Company has been dependent upon debt and equity financing which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations and continue to raise capital through debt or equity financing, to which there is no guarantee. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company has undertaken a number of specific steps to achieve profitable operations in the future. These actions include elimination of highly compensated individuals, streamlining operations, termination of the agreement with Lolly Factory LLC, reduction of personnel costs by reducing headcount and consolidating operations, deciding to eliminate the contemporary dress product group in 2010, concentrating on higher margin lines of business, better margin customers and reducing returns and allowances by examining allowances offered, etc. In addition, management will continue to search for additional debt and equity financing.

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

     For certain financial instruments, including cash, accounts receivable, due from factor, accounts payable and accrued expenses, the Company estimates that the carrying amounts approximate fair value because of the nature of the assets and short- term maturities of the obligations. The carrying value of short-term and long-term convertible notes is net of the value of the warrants and the value of the beneficial conversion feature.

The following schedule details the convertible notes payable, discount on notes due to the beneficial conversion and warrant discount and amortization of the discount at December 31, 2009:

Convertible Notes	Sinecure/Capella	Providence Wealth January, 15, 2009	Providence Wealth June 15, 2009	Totals
Face Value of Notes	$375,000	$812,500	$ 1,000,000	$2,187,500
Discount on notes payable due to Beneficial Conversion discount and warrant	($219,992)	($570,986)	($567,755)	($1,358,733)
Accumulated Amortization of Beneficial Conversion	$68,439	$177,637	$176,637	$422,713
Value per Balance Sheet	$223,447	$419,151	$608,882	$1,251,480

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

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $650,000 at December 31, 2009 and September 30, 2009.

Concentration of Credit Risks

     During the three months ended December 31, 2009 sales to three customers accounted for 30.9%, 22.8% and 9.5% of the Company’s net sales. During the three months ended December 31, 2009, purchases from one supplier totaled $584,000, or 25% of the cost of sales. During the three months ended December 31, 2008 sales to three customers accounted for 23%, 13% and 12% of the Company’s net sales. During the three months ended December 31, 2008, purchases from one supplier totaled approximately $1,354,000, or 27% of the cost of sales.

Inventory

     Inventories are valued at the lower of cost or market, with cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow-moving product and records mark-downs as appropriate. At December 31, 2009 and September 30, 2009 , inventories consisted of finished goods, work-in-process and raw materials.

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

Trademarks

     Trademarks and intangibles are tested for impairment but had not been amortized. Effective October 1, 2009 the company decided to amortize the trademarks over a period of 72 months. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Impairment of Long-Lived Assets and Intangibles

     Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management has considered the net losses incurred for the three months ended December 31, 2009 and 2008 and has concluded that there is no impairment of long lived assets or intangibles at December 31, 2009 and 2008.

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

Advertising

     The Company expenses advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the three months ended December 31, 2009 and 2008 amounted to $2,460 and $500, respectively.

Shipping and Handling Costs

     The Company records shipping and handling costs billed to customers in selling and shipping expenses. Shipping and handling costs incurred by the Company for inbound freight are recorded in cost of sales and costs for outbound freight are recorded in selling and shipping expenses. Total shipping and handling costs amounted to $24,469 and $54,594 for the three months ended December 31, 2009 and 2008, respectively.

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

Loss per Common Share

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The related party loans continues to be convertible to common shares and are not repaid at December 31, 2009, but the conversion is anti-dilutive.

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

     In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This Company adopted this pronouncement on October 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

     In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815. The Company adopted this pronouncement on October 1, 2009. The adoption of this standard did not have a material effect on its financial statements for the quarter ending December 31, 2009.

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

     In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company adopted ASC 805 and ASC 810 on October 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

     In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 22, 2010, which represents the date these financial statements are filed with the SEC.

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

     On June 8, 2009, the Company granted to Kelly Fountain, an employee, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years at $0.18 per share, with 100,000 shares vesting monthly commencing June 8, 2009 through November 7, 2009. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000 ($0.15 per share), and is being charged to operations monthly from June through October, 2009. During the three months ended December 31, 2009, the Company recorded a charge to operations of $15,000 with respect to this option.

     The fair value of these stock options were calculated using the following Black-Scholes input variables: stock price on date of grant - $0.18; exercise price - $0.18; expected life – 5.0 years; expected volatility -210%; expected dividend yield - 0%; risk-free interest rate – 3.0% .

      A summary of stock option activity for the three months ended December 31, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at October 1, 2008	4,160,0000	$0.540	4.00
Granted	---	--	---
Exercised	---	---	---
Cancelled	---	0.652
Options outstanding at December 31, 2008	4,160,000	$0.540	4.00
Options exercisable at December 31, 2008	1,425,667	$0.436	2.50

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Options outstanding at October 1, 2009	5,675,000	$0.360	3.52
Granted	---	--	---
Exercised	---	---	---
Cancelled	190,000	0.652
Options outstanding at December 31, 2009	5,485,000	$0.343	3.30
Options exercisable at December 31, 2009	4,526,000	$0.289	2.25

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2009 and 2008 was $0.00 and $0.00, respectively.

     The aggregate intrinsic value of stock options outstanding at September 30, 2009 was $0.

Share Purchase Agreements

     On May 11, 2007, Craig Soller and David Long, two consultants to the Company, acquired the beneficial rights to 125,000 shares and 100,000 shares of common stock, respectively, from Jacques Ninio, the controlling shareholder of Panglobal at that time, at a price of $0.0001 per share. Pursuant to related Escrow Agreements, the 225,000 shares are to vest and be released to the consultants at the rate of 75,000 shares annually beginning on May 11, 2008, provided that the underlying consulting agreements have not been terminated. The fair value of these transactions, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $101,250 ($0.45 per share), reflecting the difference between the $0.0001 purchase price and the $0.45 private placement price. Compensation arrangements granted to consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2009, the fair value of the transaction, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.08 per share.. As the restricted shares vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting. On October 31, 2007 the relationship of one of the consultants with the Company ended and the right to acquire 100,000 shares of common stock has ceased and previously calculated compensation related to this right to acquire 100,000 shares of common stock in the amount of $14,116 had been reversed during the three months ended December 31, 2007. Accordingly, there will be no further non-cash compensation expenses charged relating to those 100,000 shares.

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

4. Accounts Receivable

Accounts receivable are as follows:
	December 31,	September 30,
	2009	2009
Outstanding accounts receivable	$863,905	$871,661
Less: allowance for doubtful	(650,000)	(650,000)
accounts
	$213,905	$221,661

5. Due from Factor

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 2.0% on the outstanding advances. The Company maintains a cash collateral account in the amount of $302,635 with the factor to be used as collateral for the loans advanced. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2010, but is automatically renewed for one year.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of December 31, 2009 and 2008, the amount of Due from Factor for which we bear the credit risk was $61,702 and $355,249.

     For the three months ended December 31, 2009 and 2008, the Company paid a total of approximately $53,377 and $58,376, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. Due from factor, net of reserve for chargebacks and estimated sales returns is summarized below:

	December 31 ,	September 30,
	2009	2009
Outstanding factored receivables	$1,884,070	$2,451,702
Cash collateral reserve	302,635	303,426
	2,186,705	2,755,128

Less: advances	(1,161,149)	(1,572,380)
Reserves for chargebacks and sales returns	(250,000)	(315,000)
	$775,556	$867,748

6. Inventory

Inventory consists of the following:

	December 31, 2009	September 30, 2009
Finished goods	$543,075	$631,478
Work-in-process	85,596	81,281
Raw materials	49,884	108,708
	$678,555	$821,467

7. Property and Equipment

A summary of property and equipment consists of the following:

	December 31,	September 30,
	2009	2009
Machinery and equipment	$172,025	$172,025
Computer hardware and software	257,934	257,727
Furniture and fixtures	82,189	82,189
Leasehold improvements	151,988	151,988
	664,136	663,929
Less accumulated depreciation and amortization	(269,439)	(235,899)
	$394,697	$428,030

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

     The Company engaged an independent firm of appraisers to perform a valuation of the purchased assets and determined that the price paid represented a fair price and that no adjustment needs to be made. On October 1, 2009, the company decided to amortize the trademarks and intangible assets over a period of 72 months.

At December 31, 2009 the value of the trademarks and intangible assets is as follows:

Purchase price of trademarks and intangible assets	$ 1,177,235

Less: Accumulated Amortization	(49,050)
Value of trademarks and intangible assets, net	$ 1,128,185

Amortization expense on the trademarks and intangible assets for the three months ended December 31, 2009 and 2008 was $49,050 and $0, respectively.

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

The following schedule details the convertible notes payable, discount on notes due to the beneficial conversion and warrant discount and amortization of the discount at December 31, 2009:

Convertible Notes	Sinecure/Capella	Providence Wealth January, 15, 2009	Providence Wealth June 15, 2009	Totals
Face Value of Notes	$375,000	$812,500	$ 1,000,000	$2,187,500
Discount on notes payable due to Beneficial Conversion discount and warrant	($219,992)	($570,986)	($567,755)	($1,358,733)
Accumulated Amortization of Beneficial Conversion	$68,439	$177,637	$176,637	$422,713
Value per Balance Sheet	$223,447	$419,151	$608,882	$1,251,480

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

Short Term Loan Payable to Shareholder

     On November 24, 2009, we entered into a loan agreement with Providence Wealth Management Ltd., a company incorporated under the laws of the British Virgin Islands, whereby Providence agreed to loan our company the aggregate principal amount of US$290,000 bearing interest 9% per annum calculated and compounded monthly, payable in full 30 days after advance, unless sooner prepaid or accelerated upon. As of February 22, 2010, the loan has not been repaid. As of December 31, 2009 the company recorded interest in the amount of $2,646.

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

(a)

Compensated Lolly Factory LLC for 2009 commissions earned for the difference between the original 3.5% commission rate and the revised commission rate of 2.6% instituted this year. The company agreed to pay 50% of the difference, which amounts to $52,778 in Common shares of the Company at a valuation of $0.20 per share. The amount of $52, 778 was charged to expense and the Company will issue a total of 263,900 shares to Lolly Factory LLC. As of December 31, 2009 the Company had not yet issued the Common shares to Lolly Factory LLC.

(b)

Compensated Lolly Factory LLC in Common shares of the company based upon the original sales targets set for 2008 and 2009. For the calendar year 2008, Lolly Factory LLC had approximately $12.5 million in net sales versus a target of $30.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 207,500 shares and recorded an expense of $18,675. For the calendar year 2009, Lolly Factory LLC had approximately $10.2 million in net sales versus a target of $45.0 million and the company agreed to pro-rata compensate Lolly Factory LLC 114,500 shares and recorded an expense of $10,300. As of December 31, 2009 the Company had not yet issued the Common shares to Lolly Factory LLC.

11. Commitments and Contingencies

     The Company’s executive and head office moved on February 15, 2008 to 2853 E. Pico Blvd., Los Angeles, CA 90023. The Company has signed a three year lease for the head office measuring 18,200 square feet at a monthly rental of $11,500. The lease began on January 1, 2008 and the Company moved into the new premises on

February 15, 2008. Total rent expense including sales showrooms for the three months ended December 31, 2009 and 2008 was $62,767 and $98,749, respectively.

     The table below sets forth the Company’s lease obligations through 2012.

Year ending	Lease
September 30,	Obligation
2010	$185,554
2011	126,859
2012	24,396
$336,809

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

     The deferred tax benefit resulting primarily from net operating losses is composed of the following:

		December 31, 2009		September 30, 2009
Deferred tax benefit: Federal		$6,434,000		$4,913,000
Deferred tax benefit: State		1,673,000		1,276,000
Total benefit of NOL carry forward		8,107,000		6,189,000
Valuation allowance		(8,107,000)		(6,189,000)
Total	$	---	$	---

     As of December 31, 2009 unused net operating losses equal to $18,587,000 are available for 16 years to offset future year’s federal and state taxable income. ASC 740 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.

The difference between the (benefit) provision for income taxes and the expected income tax (benefit) provision determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss for the years ended September 30, 2009 and 2008 are as follows:

	2009	2008
Federal statutory rate	(34.0%)	(34.0%)
State taxes net of Federal benefit	(6.0%)	(6.0%)
Valuation allowance	40.0%	40.0%
	0%	0%

     The Company is required to file Federal and California income tax returns. All periods subsequent to September 30, 2008 are subject to examination by the taxing authorities. The company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FASB ASC Topic 740 Income Taxes. In addition, the company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months. The company’s policy for recording interest and penalties if any, associated with tax authority audits, is to record such items as a component of income taxes.

13. Subsequent events

     Based upon insufficient sales, the Company has decided to cease producing two of its contemporary product lines. Tea and Honey dresses will cease production January 1, 2010 and Haven dresses will cease production by June 30, 2010. Carrying amounts of assets relating to these product lines as of December 31, 2009 are as follows:

	Haven	Tea and Honey

Accounts receivable, net	$83,038	$38,558
Due from factor, net	$132,476	$15,658
Inventory	$103,952	$54,674

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

     The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 39 of this quarterly report on Form 10-Q.

     Our interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Consulting Agreement for Sosik Product Group

     On August 20, 2007 we signed a consulting agreement with Lolly Factory, Inc. and its sole shareholder, the Consultant, to provide sales and merchandising consulting services for the Sosik and Juniors apparel divisions through December 31, 2010. We and the Consultant established sales targets totalling $30.0 million for calendar year 2008, $45.0 million for calendar year 2009 and $60.0 million for calendar year 2010. Pursuant to the Consulting Agreement, the Consultant could have earned up to 1,500,000 additional common shares of Panglobal Brands Inc. according to the following schedule:

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

(a)

Compensated Lolly Factory LLC for 2009 commissions earned for the difference between the original 3.5% commission rate and the revised commission rate of 2.6% instituted this year. The company agreed to pay 50% of the difference, which amounts to $52,778 in Common shares of the Company at a valuation of $0.20 per share. The amount of $52,778 was charged to expense and the Company will issue a total of 263,900 shares to Lolly Factory LLC. As of December 31, 2009 the Company had not yet issued the Common shares to Lolly Factory LLC.

(b)

Compensated Lolly Factory LLC in Common shares of the company based upon the original sales targets set for 2008 and 2009. For the calendar year 2008, Lolly Factory LLC had approximately $12.5 million in net sales versus a target of $30.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 207,500 shares and recorded an expense of $18,675. For the calendar year 2009, Lolly Factory LLC had approximately $10.2 million in net sales versus a target of $45.0 million and the Company agreed to pro-rata compensate Lolly Factory LLC 114,500 shares and recorded an expense of $10,300. As of December 31, 2009 the Company had not yet issued the Common shares to Lolly Factory LLC.

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

Employees

     As of February 24, 2010, we have 48 full-time employees: two (2) are executive, nine (9) are design staff, fourteen (14) are production staff, thirteen (13) are sewing staff, three (3) are sales staff, four (4) are customer service and shipping staff and three (3) are accounting/administration staff. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Financial Condition, Liquidity and Capital Resources

    At December 31, 2009, we had negative working capital of ($2,2812,119).

    At December 31, 2009, our total assets were $3,470,216.

    At December 31, 2009, our total liabilities were $5,411,920.

Cash Flows

    The following is a summary of our cash flows for the periods set forth below:

	Three	Three
	Months	Months
	ended	ended
	December	December
	31, 2009	31, 2008

Net Cash provided by(used in) Operating Activities	$(298,850)	$108,554

Net Cash provided by in Financing Activities	290,000	62,967

Net Increase (decrease) in Cash	$(8,850)	$171,521

Assets

     Our current assets totaled $1,878,321 and $2,056,530 at December 31, 2009 and September 30, 2009, respectively. Total assets were $ 3,470,216 and $3,736,988 at December 31 , 2009 and September 30, 2009, respectively. The decrease in current assets is primarily due to the decrease in inventory and management of factor collections resulting in a lower amount of funds due from the factor.

Liabilities and Working Capital

    The following is a summary of our working capital at December 31, 2009 and September 30, 2009:

	December	September
	31, 2009	30, 2009
Current Assets	$1,878,321	$2,056,530
Current Liabilities	4,160,440	3,667,085
Working Deficit	$(2,282,119)	$(1,610,555)

     Our current liabilities totalled $4,160,440 and $3,667,085 at December 31, 2009 and September 30, 2009, respectively. We had negative working capital of ($2,282,119) at December 31, 2009 . Current assets decreased as inventory was decreased and due from factor decreased based on strong collections but we were unable to decrease current liabilities and a short term loan was necessary to fund losses.

Cash Requirements and Additional Funding

     Our estimated cash requirements for the next 12 months are as follows:

Expense	Cost
Design and development	$2,400,000
Selling and Shipping	2,000,000
General and administrative (excludes non-cash compensation)	1,800,000
TOTAL	$6,200,000

     As of December 31, 2009, we had $8,082 in cash. As a result of our plans to reduce costs, we estimate that we will require $6,200,000 to carry out our planned operations over the next 12 months. We have been able to decrease our future operating expenses by consolidating staff positions, by terminating our agreement with Lolly Factory LLC, and by dropping the Haven and Tea and Honey product lines. In addition, we need to decrease our Accounts Payable by $1.0 million with our product vendors. We expect that most of those expenses will be paid by the money we receive from our net sales. However, the current weakness of the U.S. and world economies could have harmful effects on our business. This year, we expect consumers to spend less money on clothing than they have spent in recent years. Competition for these limited expenditures will likely become more intense. If consumers spend less and do not choose to spend their limited funds on our clothes, we will earn less revenue and we will not be able to fund our future operations through revenues from sales. Further, we have $3.7 million in accounts payable and accrued expenses, and vendors are beginning to shorten credit terms and demand paydown of accounts payable, which we may be unable to do without significant profitability or injection of new equity or debt capital.

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

     There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. At this time, we have a backlog for shipments of our products sales orders in excess $8.0 million for shipments through June 2010. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

The Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Revenue

     Net sales for the three months ended December 31, 2009 totaled $3,529,821 versus $6,452,464 for 2008. Sales of Sosik apparel totaled $834,956, sales of Scrapbook apparel totaled $2,046,288 and the remainder of the sales were Tea and Honey, and Haven dresses. During the year ended December 31, 20008, sales of Sosik apparel totaled $3,180,000 and sales of Scrapbook totaled $2,664,000. Most of the decrease in December 31, 2009 sales relate to sales of Sosik apparel and the termination of the agreement with Lolly Factory LLC. Gross profit was $1,223,266 (34.6%) and 1,515,813 (23.5%) for the three months ended December 31, 2009 and 2008, respectively. At this time, we have a backlog of sales orders in excess $8.0 million for shipments through June, 2010. With the addition of Scrapbook and the re-introduction of Crafty Couture, our sales mix is changing. Approximately 37% of these orders are for Sosik products including skirts and knit and woven tops, 15% are for Scrapbook apparel, 42% is for Crafty Couture and the balance is for contemporary brands. Our Sosik products are sold through in-house sales staff and we have corporate sales showrooms in Los Angeles and New York. Our Scrapbook apparel is sold through in-house sales staff and independent sales showrooms in Chicago, Dallas, Atlanta and Miami. Our Haven/Tea and Honey contemporary products are sold through contract outside sales showrooms earning sales commissions of 10-12%.

Expenses

      The major components of our operating expenses are outlined in the table below:

	Three Months
	ended	Three Months	Percent
	December 31,	ended December	Increase/
	2009	31, 2008	Decrease
Design & Development	$644,143	$818,284	(21.3)%
Selling & Shipping	461,653	769,765	(40.0%	)
General and Administrative	825,041	871,484	(5.3%	)
Depreciation & Amortization	82,950	30,498	171%
Total Expenses	$2,013,427	$2,490,031	(19.4)%

     The decrease in our total expenses for the three months ended December 31, 2009 was due to a reduction of $300,000 in selling expenses due to restructuring of the entire sales force and $170,000 due to a re-organization of the design and development functions.

     For the three months ended December 31, 2009, our design and development expenses totaled $644,143, of which $239,000 was for design expenses and $405,000 was for production and development expenses. Major expense categories included salaries, samples, contract labor and supplies. We paid total salaries of $460,000.

Purchases of sample fabric and garments totaled $51,000. Contract labor and consulting totaled $93,000 and manufacturing and design supplies totaled $24,000. For the three months ended December 31, 2008 we paid total salaries of $567,000. Purchases of sample fabric and garments totaled $118,000. Contract labor and consulting totaled $8,000 and manufacturing and design supplies totaled $65,000.

     For the three months ended December 31, 2009, our selling and shipping expense totalled $461,653 compared to $769,765 for the year three months ended December 31, 2008 due to the decrease in sales commissions due to volume and a re-structuring of the sales function including the termination of the agreement with Lolly Factory LLC. Major expense categories include travel and trade show expenses, showroom expenses, salaries and sales commissions. During the three months ended December 31, 2009, travel and trade show expenses totalled $17,000, sales showroom expense total led $45,000, sales salaries total led $76,000 and sales commissions totalled $153,000. Included in sales commission expenses for the three months ended December 31, 2009 was $38,800 paid to Lolly Factory, Inc. Selling expenses for the three months ended December 31, 2008 consisted of travel and trade show expenses totalling $93,000, sales showroom expense total led $71,000, sales salaries totalled $177,000 and sales commissions totalled $202,000. Included in sales consulting expenses for the three months ended December 30, 2008 was $62,500 paid to Lolly Factory, Inc.

     Our general and administrative expenses consist of accounting, information technology, website development, marketing and promotion, travel, meals and entertainment, rent, insurances, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, and courier and postage costs.

     For the three months ended December 31, 2009, our general and administrative expenses (including non-cash compensation costs of $132,219) totalled $825,041. Key components included salaries for executive, accounting and customer service totalling $210,000, payroll taxes of $61,000, professional (accounting and legal) fees of $130,000 due to a lawsuit, postage and delivery of $29,000, insurance, including health, liability and directors & officer’s liability of $73,000 and rent of $37,000. Subsequent to December 31, 2009 executive salaries have been reduced. Also in general and administrative expenses are factor fees of $50,000 and director and consulting fees of $17,000. Not included in general and administrative expenses is $33,540 in depreciation expense and $49,050 amortization of trademarks. For the three months ended December 31, 2008 general and administrative expenses totalled $871,484 of which $196,535 was non-cash compensation expenses. Key components included salaries of $160,000, payroll taxes of $67,000, postage and delivery of $35,500 insurance $59,000, rent of $34,500 and professional fees of $123,100.

     Interest expense for the year three months ended December 31, 2009 amounted to $283,280. This is comprised of $53,000 of factor interest, $49,000 of interest on notes and $181,163 of non-cash interest amortizing the discount on notes payable due to the beneficial conversion feature of the notes. For the three months ended December 31, 2008 interest expense was $$74,770, of which $58,000 related to factor interest.

Off Balance-Sheet Arrangements

     The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.75% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage, which is 75% of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 2.0% on the outstanding advances. The Company maintains a cash collateral account in the amount of $302,635 with the factor to be used as collateral for the loans advanced. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on March 4, 2010, but is automatically renewed for one year.

     At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of December 31, 2009 and 2008, the amount of Due from Factor for which we bear the credit risk was $61,702 and $355,249.

     For the three months ended December 31, 2009 and 2008, the Company paid a total of approximately $53,377 and $58,376, respectively, of interest to the factor which is reported as a component of interest expense in the consolidated statements of income. Due from factor, net of reserve for chargebacks and estimated sales returns is summarized below:

	December 31 ,	September 30,
	2009	2009
Outstanding factored receivables	$1,884,070	$2,451,702
Cash collateral reserve	302,635	303,426
	2,186,705	2,755,128

Less: advances	(1,161,149)	(1,572,380)
Reserves for chargebacks and sales returns	(250,000)	(315,000)
	$775,556	$867,748

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

Revenues

     Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns and allowances for the three months ended December 31, 2009 totaled $495,728, approximately 14% of sales. We have accrued an additional $250,000 as of December 31, 2009 for estimated chargebacks and sales returns.

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

Concentration of Credit Risks

     During the three months ended December 31, 2009 sales to three customers accounted for 30.9%, 22.8% and 9.5% of the Company’s net sales. During the three months ended December 31, 2009, purchases from one supplier totaled $584,000, or 25% of the cost of sales. During the three months ended December 31, 2008 sales to three customers accounted for 23%, 13% and 12% of the Company’s net sales. During the three months ended December 31, 2008, purchases from one supplier totaled approximately $1,354,000, or 27% of the cost of sales.

Accounts Receivable

     The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $650,000 at December 31, 2009.

Inventory

     Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for each category of inventory of our company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. At December 31, 2009, inventories consisted of finished goods, work-in-process and raw materials.

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

Convertible Notes Payable

     Three notes were modified on June 15, 2009 to conform to a new financing repayable on or before April 30, 2011. The notes are now convertible into common shares at $.10 per share and when converted the company will issue warrants equal to one half of the shares converted exercisable at $0.15 per share for a period of 24 months. These features gave rise to the assignment of value to the warrants and beneficial conversion feature. which is accounted for as discount on the notes and an increase to additional paid in capital. The value of the warrants were determined by the Black Scholes option pricing method using the current stock price, exercise price of the warrants, volatility of 210% and a risk free interest rate of 1.1% . The Beneficial conversion feature value was set at its intrinsic value after consideration of the relative value of the warrants and the notes. The discount is being amortized on the interest method over the life of the loan.

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

     In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This Company adopted this pronouncement on October 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

     In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815. The Company adopted this pronouncement on October 1, 2009. The adoption of this standard did not have a material effect on its financial statements for the quarter ending December 31, 2009.

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

     In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company adopted ASC 805 and ASC 810 on October 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

     In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 24, 2010, which represents the date these financial statements are filed with the SEC.

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

     Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

     During the three months ended December 31, 2009 sales to three customers accounted for 30.9%, 22.8% and 9.5% of the Company’s net sales. During the three months ended December 31, 2009, purchases from one supplier totaled $584,000, or 25% of the cost of sales. During the three months ended December 31, 2008 sales to three customers accounted for 23%, 13% and 12% of the Company’s net sales. During the three months ended December 31, 2008, purchases from one supplier totaled approximately $1,354,000, or 27% of the cost of sales.

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

     As of December 31, 2009, our accumulated losses since inception amount to $20,452,406. In its audit report dated February 12, 2010, our auditors stated that we have incurred losses from operations and we have negative working capital, stockholders’ deficit and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

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

     As of December 31, 2009, our directors and officers as a group beneficially owned approximately 11% of our outstanding common stock. Therefore, our directors and officers may be able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Our directors and officers also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of our directors and officers, including, proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock. If the interests of our directors and officers conflict with those of our investors, investors could lose some or all of the potential benefit of their investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Short Term Loan Payable to Shareholder

On November 24, 2009, we entered into a loan agreement with Providence Wealth Management Ltd., a company incorporated under the laws of the British Virgin Islands, whereby Providence agreed to loan our company the aggregate principal amount of US$290,000 bearing interest 9% per annum calculated and compounded monthly, payable in full 30 days after advance, unless sooner prepaid or accelerated upon. As of February 22, 2010, the loan has not been repaid. As of December 31, 2009 the company recorded interest in the amount of $2,646.

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

     On August 20, 2009, we announced the resignation of Stephen Soller as our Chief Executive Officer and the appointment of Charles Lesser as Chief Executive Officer effective August 17, 2009. Charles Lesser is now our CEO and our CFO. There were no disagreements between Mr. Soller and our company. Mr. Soller remained on our board of directors along with Dru Narwani and Charles Shaker. On January 17, 2010 Stephen Soller and Dru Narwani resigned as directors of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 13.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.2	Bylaws of Panglobal Brands Inc. (formerly EZ English Online) (attached as an exhibit to our Form SB-2 filed January 3, 2006).
3.3	Articles of Incorporation of Mynk Corp. (attached as an exhibit to our Form SB- 2 filed February 3, 2006).
3.4	Bylaws of Mynk Corp. (attached as an exhibit to our Form SB-2 filed February 3, 2006).

Exhibit Number	Description
3.5	Certificate of Amendment (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
3.6	Certificate of Ownership (attached as an exhibit to our Current Report on Form 8-K filed on February 6, 2007).
(10)	Material Contracts
10.1	PayPal User Agreement (attached as an exhibit to our Form SB-2 filed February 3, 2006).
10.2	Affiliated Stock Purchase Agreement dated December 12, 2006 (attached as an exhibit to our Current Report on Form 8-K filed on December 13, 2006).
10.3	Share Exchange Agreement between Panglobal Brands Inc. and Mynk Corporation, dated February 15, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.4	Consulting Agreement between our company, Lolly Factory, LLC and Mark Cywinski dated September 16, 2007 (attached as an exhibit to our Form 8-K filed September 27, 2006).
10.5	Lease Agreement with RFS Investments LLC, dated January 11, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2007).
10.6	Lease Agreement with YMI Jeanswear (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.7	Lease Agreement with Jamison California Market Center, L.P. (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.8	Lease Agreement with Steven Goldstein (attached as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008)
10.9	Lease Agreement with TR 39th St. Land Corp. (attached as an exhibit to our Annual Report on Form 10- KSB filed on January 15, 2008)
10.10	Loan Agreement dated November 24, 2009 with Providence Wealth Management Ltd. (attached as an exhibit to our Current Report on Form 8-K filed on February 16, 2010)
10.11	Trade-Mark Assignment Agreement dated November 24, 2009 with Providence Wealth Management Ltd. (attached as an exhibit to our Current Report on Form 8-K filed on February 16, 2010)
10.12	Guarantee dated February 15, 2010 with Mr. Charles Lesser (attached as an exhibit to our Current Report on Form 8-K filed on February 16, 2010)
(31)	Section 302 Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002.
31.2*	Certification under Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
(32)	Section 906 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002.
32.2*	Certification under Sarbanes-Oxley Act of 2002.

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
Dated: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Charles Lesser
Charles Lesser
Chief Executive Officer and Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: February 24, 2010

By: /s/ Charles Shaker
Charles Shaker
Director
Dated: February 24, 2010